Form 10QSB
period 2000-09-30
LOVE CALENDAR INC
filed 2000-11-14
CIK 1114931

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                -----------------

                         Commission File Number: 0-30697

                               LOVE CALENDAR, INC.
            Incorporated pursuant to the laws of the state of Nevada

                                -----------------

                  IRS Employer Identification No. - 87-0449042

                  437 N. GRANT STREET, SALT LAKE CITY, UT 84116
                                 (702) 947-4877

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Securities  Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and
(2) has  been  subject  to  such  filing  requirements  for  the  past 90  days.

         Yes [ X ]          No [   ]

The Company had 2,100,000  shares of common stock  outstanding  at September 30,
2000.

Transitional Small Business Disclosure Format (check one):

         Yes [   ]          No [ X ]

                               LOVE CALENDAR, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

         Balance Sheets as of March 31, 2000

         Statements of Operations

         Statements of Cash Flows

         Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signature Page

PART 1 - FINANCIAL STATEMENTS

                                                LOVE CALENDAR, INC.
                                                  Balance Sheets
                                                    (unaudited)

                              ASSETS                                Sep. 30, 2000    Dec. 31, 1999
                              ------
                                                                    ---------------  --------------
Current Assets:
Cash                                                                            $0              $0
                                              Total Current Assets              $0              $0
                                                      Total Assets          $3,986          $3,073
                                                                    ---------------  --------------
Liabilities and Stockholders' Deficit
-------------------------------------
Current Liabilities:
Loans from consultant                                                      $10,000         $10,000
                                         Total Current Liabilities         $10,000         $10,000

Stockholders' Equity:
Common Stock, $.001 par value; Authorized 50,000,000;
2,100,000 shares issued and outstanding at June 30, 2000 and                 2,100           2,100
September 30, 2000
                                                   Paid In Capital         $12,900         $12,900
                                               Accumulated Deficit        ($25,000)       ($25,000)
                                                                    ---------------  --------------
                                       Total Stockholders' Deficit        ($10,000)       ($10,000)
                                                                    ---------------  --------------
                Total Liabilities and Stockholders' Equity (Deficit)            $0              $0
                                                                    ===============  ==============

                                See Accompanying Notes to the Financial Statements

                                                LOVE CALENDAR, INC.
                                             Statements of Operations
                                                    (unaudited)

                                                      3 Months         3 Months
                                                        Ended            Ended
                                                    Sept. 30, 2000   Sept. 30, 1999
                                                    --------------- ----------------
Income:                                                         $0               $0
                                      Total Income              $0               $0

Expenses:
Consulting fees                                                 $0               $0
                                    Total Expenses              $0               $0

                                          Net Loss              $0               $0

                                                    --------------- ----------------
Net Loss  per Common Share                                  $0.000           $0.000
Weighted Average Shares Common Stock                     2,100,000        2,000,000
Outstanding                                         =============== ================

                                See Accompanying Notes to the Financial Statements

                                                LOVE CALENDAR, INC.
                                              Statement of Cash Flows
                                                    (Unaudited)

                                                                             Three Months     Three Months
                                                                                 Ended          Ended
                                                                           Sept. 30, 2000    Sept. 30, 1999
                                                                            -------------      ----------
    Cash Flows used in Operating Activities:
                                                         Net Loss:                    $0              $0
                                                  Cash used in operations             $0              $0
                                                                            -------------      ----------
                                          Net increase in cash for period             $0              $0
                                                                            -------------      ----------
                                              Cash at beginning of period             $0              $0
                                                                            -------------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $0              $0
                                                                            =============      ==========

                                See Accompanying Notes to the Financial Statements

                                           LOVE CALENDAR, INC.
                                    Statement of Stockholders' Equity
                         From Inception (October 14, 1999) to September 30, 2000
                                               (Unaudited)

                                               Common        Common          Paid-in          Accumulated        Total Equity
                                               Stock          Stock          Capital            Capital
                                               Shares        Amount
                                           -------------- -------------  ----------------  -----------------  -------------------
              Balances at August 17, 1987               0            $0                $0                 $0                   $0

Officers and directors issued 100,000             100,000          $100            $9,900                 $0              $10,000
shares for $10,000 cash

Net loss accumulated through 1994                       0            $0                $0          ($10,000)            ($10,000)

On May 31, 2000, 20:1 forward split of          1,900,000        $1,900          ($1,900)                 $0                   $0
the common stock

Common Stock issued for consulting                100,000          $100            $4,900                 $0               $5,000
services

Net loss for year ended June 30, 2000                   0            $0                $0          ($15,000)            ($15,000)

Net loss for June 30, 2000                              0            $0                $0                 $0                   $0

                 Balances, Sept. 30, 2000  2,100,000             $2,100           $12,900          ($25,000)            ($10,000)
                                           -------------- -------------  ----------------  -----------------  -------------------

                            See Accompanying Notes to the Financial Statements

LOVE CALENDAR, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------

1. ACCOUNTING POLICIES

The Company has had no operations since 1994. Accounting policies and procedures have not been determined except as follows: 1. The Company uses the accrual method of accounting. 2. Earnings per share is computed using the weighted average number of shares of common stock outstanding. 3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

2. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized on August 17, 1987 under the laws of the State of Utah.

On August 17, 1987, the Company issued 100,000 shares for $10,000 to four individuals. The four individuals or their estates have subsequently transferred the shares to 47 other individual.

By January 1, 1994, the Company had ceased all operations. The Company never achieved operational status and spent the $10,000 original capital reviewing various business opportunities in the late 1980's and early 1990's.

3. COMMON STOCK

On May 31, 2000, the directors of the Company approved a 20:1 forward split leaving shares issued and outstanding at 2,100,000.

4. RELATED PARTY TRANSACTIONS

In attempt to become a reporting company, and have its securities listed and quoted in the United States quotation securities quotation services, the Company entered into a consulting services contract with Corporate Capital Formation, Inc. (CCF-Inc.) On May 31, 2000. In exchange for CCF-Inc’s consulting services, the Company issued CCF-Inc. 100,000 shares of common stock and agreed to pay a non-interest bearing promissory note of $10,000 within one year.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company had no business operations during the period to which this report relates. We are continuing to seek and investigate possible acquisitions or other business opportunities.

Liquidity and Capital Resources

The Company currently has no cash. Officers and directors have individually borne occasional expenses on behalf of the Company.

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports On Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2000
LOVE CALENDAR, INC.

by:

/s/ Jenifer C. Ayers
------------------------
President