Form 10QSB/A
period 2000-09-30
LOVE CALENDAR INC
filed 2001-03-15
CIK 1114931

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                 AMENDMENT NO. 1

                                -----------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                -----------------

                         Commission File Number: 0-30697

                               LOVE CALENDAR, INC.
             Incorporated pursuant to the laws of the state of Utah

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

  The Company uses the accrual method of accounting.

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