Form 10QSB
period 2000-12-31
LOVE CALENDAR INC
filed 2001-03-15
CIK 1114931

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: December 31, 2000

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

         Yes [ X ]          No [   ]

The Company had 2,100,000  shares of common stock  outstanding  at December 31,
2000.

Transitional Small Business Disclosure Format (check one):

         Yes [   ]          No [ X ]

                               LOVE CALENDAR, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

         Balance Sheets as of December 31, 2000

         Statements of Operations

         Statements of Cash Flows

         Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signature Page

PART 1 - FINANCIAL STATEMENTS

                                      LOVE CALENDAR, INC.
                                        Balance Sheets
                                          (unaudited)

                              ASSETS                                Dec. 31, 2000
                              ------
                                                                    ---------------
Current Assets:
Cash                                                                            $0
                                              Total Current Assets              $0
                                                      Total Assets              $0
                                                                    ---------------
Liabilities and Stockholders' Deficit
-------------------------------------
Current Liabilities:
Loans from consultant                                                      $10,000
                                         Total Current Liabilities         $10,000

Stockholders' Equity:
Common Stock, $.001 par value; Authorized 50,000,000;
2,100,000 shares issued and outstanding at June 30, 2000 and                 2,100
September 30, 2000
                                                   Paid In Capital         $12,900
                                               Accumulated Deficit        ($25,000)
                                                                    ---------------
                                       Total Stockholders' Deficit        ($10,000)
                                                                    ---------------
                Total Liabilities and Stockholders' Equity (Deficit)            $0
                                                                    ===============

                                See Accompanying Notes to the Financial Statements

                                       LOVE CALENDAR, INC.
                                    Statements of Operations
                                           (unaudited)

                                                      6 Months         6 Months
                                                        Ended            Ended
                                                     Dec. 31, 2000   Dec. 31, 1999
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
Outstanding                                         =============== ================

                      See Accompanying Notes to the Financial Statements

                                     LOVE CALENDAR, INC.
                                   Statement of Cash Flows
                                         (Unaudited)

                                                Six Months      Six Months
                                                   Ended          Ended
                                              Dec. 31, 2000    Dec. 31, 1999
                                              -------------      ----------
 Cash Flows used  in Operating Activities:

                                  Net Loss             $0              $0
                   Cash used in operations             $0              $0
                                             -------------      ----------
           Net increase in cash for period             $0              $0
                                             -------------      ----------
               Cash at beginning of period             $0              $0
                                             -------------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD:            $0              $0
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

4. RELATED PARTY TRANSACTIONS

On May 31, 2000, the company issued a promissory note in the amount of $10,000 to its business consultants in payment for services to the company. The note carries no interest and was originally due in one year from the issue date. The Company's consultants have subsequently agreed to extend the maturity of the note an additional year to allow the company time to commence business operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2001
LOVE CALENDAR, INC.

by:

/s/ Jenifer C. Ayers
------------------------
President