Form 10QSB
period 2001-03-31
LOVE CALENDAR INC
filed 2001-05-21
CIK 1114931

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: March 31, 2001

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

         Yes [ X ]          No [   ]

The Company had 2,100,000  shares of common stock  outstanding  at March 31,
2001.

Transitional Small Business Disclosure Format (check one):

         Yes [   ]          No [ X ]

                               LOVE CALENDAR, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of March 31, 2001

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

                              ASSETS                                March 31, 2001
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
                                                                    ===============

                 See Accompanying Notes to the Financial Statements

                                       LOVE CALENDAR, INC.
                                    Statements of Operations
                                           (unaudited)

                                                      9 Months         9 Months
                                                        Ended            Ended
                                                    March 31, 2001  March 31, 2000
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
Outstanding                                         =============== ================

               See Accompanying Notes to the Financial Statements

                                     LOVE CALENDAR, INC.
                                   Statement of Cash Flows
                                         (Unaudited)

                                               Nine Months      Nine Months
                                                  Ended           Ended
                                              Dec. 31, 2000    Dec. 31, 1999
                                              -------------    -------------
 Cash Flows used  in Operating Activities:

                                  Net Loss             $0              $0
                   Cash used in operations             $0              $0
                                             -------------      ----------
           Net increase in cash for period             $0              $0
                                             -------------      ----------
               Cash at beginning of period             $0              $0
                                             -------------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD:            $0              $0
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

On August 17, 1987, the Company issued 100,000 shares for $10,000 to four individuals. The four individuals or their estates have subsequently transferred the shares to 47 other individuals.

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

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company had no business operations during the period to which this report relates. We are continuing to seek and investigate possible acquisitions or other business opportunities.

The Company currently has no cash. Officers and directors have individually borne occasional expenses on behalf of the Company.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

Insofar as we are aware, there are no legal proceedings, either current, pending, or threatened, involving us or our properties.

ITEM 2 - Changes in Securities and Use of Proceeds

None.

ITEM 3 - Defaults Upon Senior Securities

ITEM 4 - Submission of Matters to a Vote of Security Holders

None.

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports On Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2001
LOVE CALENDAR, INC.

by:

/s/ Jenifer C. Ayers
------------------------
President