Form 10KSB
period 2001-06-30
LOVE CALENDAR INC
filed 2001-10-01
CIK 1114931

SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          Annual Report Pursuant to the Securities Exchange Act of 1934

                    For the fiscal year ended: June 30, 2001

                         Commission file number: 000-30697


                               LOVE CALENDAR, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     UTAH                             87-0449042
            ----------------------               ---------------------
           (State or Jurisdiction of               (I.R.S. Employer
        Incorporation or Organization)            Identification No.)



                  437 N. GRANT STREET, SALT LAKE CITY, UT 84116
               --------------------------------------------------
                     (Address of principal place of business
                     or intended principal place of business.)


                                  801-359-9991
                                 ---------------
                         (Registrant's Telephone Number)

                   Securities registered pursuant to Section
                               12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: N/A

                    Securities registered pursuant to Section
                               12(g) of the Act:

                              Title of each class:

          Common Stock $.001 Par Value, Common Stock Purchase Warrants,
                              and Preferred Stock

[X] ___ Yes      [ ] ___ No        Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.



[X] Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


State issuer's revenues for its most recent fiscal year. $82,295


Transitional Small Business Disclosure Format:

            [  ] Yes                [X]  No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2000:


Number of outstanding shares of the registrant's $.001 par value common stock, as of March 31, 2001:

           2,100,000

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

     Love Calendar, Inc. was incorporated in the State of Utah on August 17, 1987, for the purpose of developing and marketing specialty advertising and promotional products. We were generally unsuccessful in developing the concept into a viable enterprise, however, and ultimately abandoned our business plan after exhausting our funds. We have had no significant activity beyond exploring avenues for additional financing, until recently when the Directors to seek new business and/or investment opportunities for the Company that might be financed entirely or in part through the issuance of shares of our common stock or perhaps other securities. To date, we have not been successful in locating such a venture or company, and there can be no assurance that we will ever be successful in so doing. Love Calendar is, and since its inception has been, a development stage company.

    We have not established any particular parameters or guidelines as to the type, nature, suitability or any other characteristics of any business or company which we may seek to acquire or form a business combination with. Our board of directors will accept proposals from its members, and perform or cause to be performed only such investigation and evaluation as it deems necessary and appropriate before deciding whether and on any terms for an acquisition or combination. No member of the Board has any particular experience or expertise in performing such evaluations, or in negotiating mergers and acquisitions. Accordingly, there can be no assurance when, if ever, we will begin to generate revenues or earn profits.

    If and when we succeed in consummating an acquisition or business combination, we will file a Current Report on Form 8-K disclosing material information on the company and on the transaction including, within a reasonable period, audited pro-forma financial statements.

    Love Calendar has not filed bankruptcy, been in receivership, or been involved in any similar proceedings. We have not been involved in a purchase or sale of a significant amount of our assets. We do not currently have a product or service to sell, so there is no backlog of orders, nor dependence on any one or few large customers. We have no paid employees.

    We are not subject to any industry-specific government regulation, nor do we need government approval for any of our operations. We have made no significant expenditures on research and development during the most recent fiscal year or interim period.

    We maintain an office at 2921 N. Tenaya Way, Suite 323, Las Vegas Nevada 89128 which we share with other non-affiliate business entities.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company does not own or lease any property. The Company maintains an office at 437 N. Grant Street, Salt Lake City, UT 84116, using space provided by the President, Ms. Jenifer Ayers, at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

     There are no legal proceedings either pending or threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our shareholders during the period.

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

     Our authorized capital consists of 50,000,000 shares of common stock, $.001 par value, of which 2,100,000 shares have been issued and are outstanding. Our shares have never traded, and there exists no public trading market for the shares. Love Calendar has forty-seven (47) shareholders of record, including officers, directors and control persons.

Derivitive Securities

     There are no rights, warrants or other securities convertible into our equity stock outstanding.

Dividends

     We have never paid a dividend, nor do we expect to do so in the foreseeable future. There are no provisions in our articles of incorporation or bylaws restricting the power of the Board of Directors to declare and pay dividends.

Shares Eligible for Sale Under Rule 144

     Of our 2,100,000 shares of common stock outstanding, we believe that approximately 1,880,000 shares are eligible to be resold under Rule 144. Another 220,000 shares held by officers, directors and consultants my be eligible for sale subject to certain volume limits. These elibible shares consitute substantially all of our outstanding shares. Should a large number of these shares be offered for sale, such offers could signicantly depress the market price of our stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We currently have no cash or liquid assets. We had no revenues in the year ending June 30, 2001 or in that ending June 30, 2000. Our operating expenses were considerably less in the recent compared to the prior year ($1,901 vs. $15,000), and consisted primarily of expenses in connection with our periodic filing obligations as a reporting company under the Securities Exchange Act of 1934, as amended. We are accumulating operating deficits, and will most likely continue to do so during the next twelve months. None of our liabilities is owed to any officer, director or affiliate of Love Calendar. It remains uncertain when, if ever, we will begin to realize revenues from operations.

     We have resolved to attempt to raise additional capital within the next twelve months through a private placement of our common stock or perhaps other securities. We have not, however, established the amount or specific terms of such an offering, or to whom the securities will be offered, or whether we will engage the services of an underwriter. We believe that it is important for us to decide upon a future direction for the Company and then to develop an updated business plan prior to seeking investment capital.

     We have no current plans to purchase or sell any significant assets, make any expenditures for product research and development, or change the number of employees or the nature of their relationships to our company.

ITEM 7.  FINANCIAL STATEMENTS

                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009


Board of Directors and Stockholders
Love Calendar, Inc.
Salt Lake City, Utah

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Love Calendar, Inc., (a Utah Corporation), as of June 30, 2001 and June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001 and June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of these financial statements provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Love Calendar, Inc. as of June 31, 2001 and June 30, 2000, and the results of its operations, stockholders' equity and cash flows for the years ended June 30, 2001 and June 30, 2000, in conformity with generally accepted accounting principles.



Randy Simpson CPA, P.C.
A Professional Corporation
August 15, 2001
Sandy, Utah

                               LOVE CALENDAR, INC.

                              BALANCE SHEETS AS OF
                        JUNE 30, 2001 AND JUNE 30, 2000


                                 ASSETS                          June 30,         June 30,
                                                                   2001             2000
                                                              ------------    -------------
 Current Assets:
     Cash                                                         $      -         $      -
                                                               ------------    -------------
                         Total Current Assets                            -                -

                                                               ------------    -------------
                                 TOTAL ASSETS                     $      -         $      -
                                                               ============    =============


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Advances from shareholders                                   $  1,456         $      -
     Accounts payable                                                  445                -
     Loans from consultant                                          10,000           10,000
                                                               ------------    -------------
                     Total Current Liabilities                      11,901           10,000

Stockholders' Deficit:
     Common stock, $.001 par value, authorized
        50,000,000 shares; with 2,100,000 shares issued
        and outstanding at June 30, 2001 and June 30, 2000.          2,100            2,100

                               Paid-In Capital                      12,900           12,900
                           Accumulated Deficit                     (26,901)         (25,000)
                                                               ------------    -------------
                   Total Stockholders' Deficit                     (11,901)         (10,000)

                                                               ------------    -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $      -          $      -
                                                               ============    =============



                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                            Year Ended        Year Ended
                                           June 30, 2001     June 30, 2000
                                          ---------------  ----------------

Income:                                         $      -         $       -
                                          ---------------  ----------------
                        Total Income                   -                 -
Expense:
     Consulting fees                                   -            15,000
     Filing fees                                      50                 -
     Professional fees                             1,851                 -
                                          ---------------  ----------------
                       Total Expense               1,901            15,000

                                          ---------------  ----------------
                            NET LOSS            $ (1,901)        $ (15,000)
                                          ===============  ================

           Net Loss Per Common Share
            (basic and fully diluted)           $ (0.001)         $ (0.007)
                                          ===============  ================

              Weighted Average Share
            Common Stock Outstanding           2,100,000         2,008,333
                                          ===============  ================


                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                               Year Ended        Year Ended
                                                             June 30, 2001     June 30, 2000
                                                            --------------    --------------

Cash Flows Used in Operating Activities:
                                        Net Loss                 $ (1,901)        $ (15,000)

Expenses Not Requiring Cash:
     Stock issued for consulting services                               -             5,000
     Note issued for services                                           -            10,000
                                                            --------------    --------------
                     Net Cash Used in Operations                   (1,901)                -

Cash Flows Used in Financing Activities:
     Increase in accounts payable                                     445                 -
     Increase in advances from shareholders                         1,456                 -
                                                            --------------    --------------
       Net Cash Provided by Financing Activities                    1,901                 -

                 Net Increase in Cash for Period                   (1,901)                -

                     Cash at Beginning of Period                        -                 -
                                                            --------------    --------------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                $      -          $      -
                                                            ==============    ==============


                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
             FROM INCEPTION (AUGUST 17, 1987) THROUGH JUNE 30, 2001

                                                                  Common       Common                                    Total
                                                                  Stock         Stock       Paid-In     Accumulated  Stockholders'
                                                                  Shares       Amount       Capital       Deficit       Deficit
                                                                --------------------------------------------------------------------

                                Balances at August 17, 1987               -           $ -          $ -           $ -           $ -

Officers & directors issued 100,000 shares for $10,000 cash         100,000           100        9,900             -        10,000

                  Net loss for year the ended June 30, 1994               -             -            -       (10,000)      (10,000)

      May 31, 2000;  20:1 forward split of the common stock       1,900,000         1,900       (1,900)            -             -

  May 31, 2000; Common stock issued for consulting services         100,000           100        4,900             -         5,000

                  Net loss for the year ended June 30, 2000                                    (15,000)      (15,000)

                  Net loss for the year ended June 30, 2001               -             -            -        (1,901)       (1,901)

                                                                --------------------------------------------------------------------
                  BALANCES FOR THE YEAR ENDED JUNE 30, 2001       2,100,000       $ 2,100     $ 12,900      $(26,901)     $(11,901)
                                                                ====================================================================



                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                          Notes to Financial Statements
                                  JUNE 30, 2001


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

4. MATERIAL CONTRACTS

In attempt to become a reporting company, and have its securities listed and quoted in the United States quotation securities quotation services, the Company entered into a consulting services contract with Corporate Capital Formation, Inc. (CCF-Inc.) on May 25, 2000. In exchange for CCF-Inc.'s consulting services, the Company issued CCF-Inc. 100,000 shares of common stock and agreed to pay a non-interest bearing promissory note of $10,000 within one year. However, as of August 15, 2001, the $10,000 promissory note remained outstanding with no immediate plans of settlement.


ITEM 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have not had a change in certifying accountants or had any disagreements with our accountants on accounting policies or disclosures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Jenifer C. Ayers, age 48, has served as President and a Director of the Company since 1998. In addition, she has worked the past six years as a Problem Resolution Specialist for the Client Services division of a large medical laboratory services firm. She has worked in client services since 1988, and prior to that performed billing, bookkeeping and general office managment responsibilities for the same and other companies. Ms. Ayers received formal education in Houston, Texas, Spain, and Mexico. Ms. Ayers currently devotes less than 10% of her working time to the affairs of Love Calendar, Inc.

     Helen J. Allen, age 46, is Treasurer and a Director of the Company. She is also an accomplished graphic design artist, and has worked six years in that capacity for a majory jewelry manufacturing company with international markets. Ms. Allen currently devotes less than 10% of her working time to the affairs of Love Calendar, Inc.

     Gary C. Pace is Secretary and a Director of the Company, and was one of its original incorporators. Mr. Pace has worked 15 years in both retail and wholesale marketing of consumer products. Previously, he served 20 years with the Utah Air National Guard, where he received extensive formal schooling in management, marketing, procurement, and contract administration. Mr. Pace currently devotes less than 10% of working hours to the affairs of the Company.


ITEM 10.  EXECUTIVE COMPENSATION

     To date, no remuneration has been paid to any officer or director, except reimbursement for direct out-of-pocket expenses incurred by them on our behalf. No plan currently exists to implement executive or director compensation. The Company's directors and executive officers currently devote less than ten percent of working hours to the affairs of the Company.

     We are not a party to any employment contracts and do not pay consulting fees to officers or directors. No cash or other advances have been or are contemplated to be made to any officer or director. We have no retirement, pension, profit sharing or stock option plans, or insurance or medical payment plans, covering any officer or director, nor do we contemplate initiating any such plans at present.


11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     We are not aware of any individual or group being the beneficial owner of more than five (5) percent of any class of the issuer's securities.

     The following are all of our officers and directors who are beneficial owners of our securities:

                   Name and Address of        Amount and Nature of     Percent
Title of Class      Beneficial Owner          Beneficial Ownership     of Class
--------------      ----------------          --------------------     --------

Common Stock .......Jenifer Ayers                 20,000 shares          1.0%
                    (Officer and Director)
                    437 N. Grant St.
                    Salt Lake City, UT 84116

Common Stock .......Helen Allen                   20,000 shares          1.0%
                    (Officer and Director)
                    437 N. Grant St.
                    Salt Lake City, UT 84116

Common Stock .......Gary Pace                     80,000 shares          4.0%
                    (Officer)
                    437 N. Grant St.
                    Salt Lake City, UT 84116


                    Total Officers             ------------------     --------
Common Stock ...... and Directors
                    as a Group                   120,000 shares          6.0%




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no transactions between the issuer and any related party required to be disclosed by Item 104 of Regulation S-B.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Reports of Form 8-K

        None

Exhibits

    The following exhibits are incoporated as part of this Annual Report:


     Exhibit No.         Document
     -----------         --------

         3.1             Articles of Incorporation (1)

         3.2             By-laws (2)

----------
(1) Previously filed as exhibit 3.1 to the Company's registration statement on Form 10-SB filed on E.D.G.A.R. May 24, 2000 and incorporated herein by reference.

(2) Previously filed as exhibit 3.2 to the Company's registration statement on Form 10-SB filed on E.D.G.A.R. May 24, 2000 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    LOVE CALENDAR, INC

  9/30/01                                           By /s/ Jenifer C. Ayers
---------------------                               ---------------------------
Date                                                President, Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     SIGNATURE                      TITLE                            DATE
     ---------                      -----                            ----


/s/ Jenifer C. Ayers          President, Director                  9/30/01
-----------------------



/s/ Helen Allen               Treasurer, Director                  9/30/01
-----------------------


/s/ Gary C. Pace              Secretary, Director                  9/30/01
-----------------------