Form 10QSB
period 2001-09-30
LOVE CALENDAR INC
filed 2001-11-19
CIK 1114931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2001

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

         Yes [   ]          No [ X ]

PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)



                               LOVE CALENDAR, INC.
                          (A Development Stage Company)

                                 Balance Sheets
                                   (unaudited)


                              ASSETS                             Sept. 30, 2001
                              ------                               (Unaudited)
                                                                 ---------------
Current Assets:
Cash                                                                         $0
                                           Total Current Assets              $0
                                                   Total Assets              $0
                                                                 ---------------
Liabilities and Stockholders' Deficit
-------------------------------------
Current Liabilities:
   Loans from consultant                                                $10,000
                                                                 ---------------
                                      Total Current Liabilities         $10,000


Stockholders' Equity:
Common Stock, $.001 par value; Authorized 50,000,000;
2,100,000 shares issued and outstanding at June 30, 2000 and              2,100
September 30, 2000
                                                Paid In Capital         $12,900
                                            Accumulated Deficit        ($25,000)
                                                                 ---------------
                                    Total Stockholders' Deficit        ($10,000)
                                                                 ---------------
             Total Liabilities and Stockholders' Equity (Deficit)            $0
                                                                 ===============


              See Accompanying Notes to the Financial Statements

                               LOVE CALENDAR, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (unaudited)


                                                  3 Months         3 Months
                                                    Ended            Ended
                                                Sept. 30, 2001  Sept. 30, 2000
                                                --------------- ----------------
Income:                                                     $0               $0
                                                --------------- ----------------
                                  Total Income              $0               $0


Expenses:
    Consulting fees                                         $0               $0
                                                --------------- ----------------
                                Total Expenses              $0               $0

                                      Net Loss              $0               $0
                                                --------------- ----------------
Net Loss  per Common Share                              $0.000           $0.000
                                                =============== ================

Weighted Average Shares Common Stock                 2,100,000        2,000,000
Outstanding                                     =============== ================



               See Accompanying Notes to the Financial Statements

                               LOVE CALENDAR, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)



                                              Three Months     Three Months
                                                  Ended           Ended
                                              Sept. 30, 2001   Sept. 30, 2000
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
                                             =============      ==========


               See Accompanying Notes to the Financial Statements

                              LOVE CALENDAR, INC.
                          (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001


1. POLICIES

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

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company had no business operations during the period to which this report relates. Our original business of printing and marketing specialty advertising products was suspended in 1994 due to exhaustion of our funding. We are continuing to seek and investigate possible acquisitions or other business opportunities. However, it is likely that we will need to raise additional capital before we can resume operation or acquire a business, and there is no assurance that we will be able to do so.

We currently have no cash, and our officers individually are bearing various expenses of the Company without reimbursement including the costs of accounting audits and regulatory compliance. They are not obligated to do so, however, and if the officers elect to cease bearing those expenses before we obtain other funding, the Company may may be forced to abandon its reporting status or to liquidate. While we are contemplating making a private offering of our common stock within the next 12 months, we have not determined the amount or terms of such an offering. We have no commitments from any underwriter or investor to purchase our securities.

We have no current plans to purchase or sell any significant assets, make any expenditures for product research and development, or change the number of employees or the nature of their relationships to the Company.


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


Dated: November 19, 2001
LOVE CALENDAR, INC.


by:


/s/ Jenifer C. Ayers
------------------------
President