Form 10QSB
period 2001-12-31
LOVE CALENDAR INC
filed 2002-02-11
CIK 1114931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: December 31, 2001

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

         Yes [ X ]          No [   ]

The Company had 2,100,000 shares of common stock outstanding at February 1, 2002.

Transitional Small Business Disclosure Format (check one):

         Yes [   ]          No [ X ]

PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)



                               LOVE CALENDAR, INC.
                          (A Development Stage Company)

                                 Balance Sheets
                                   (unaudited)


                              ASSETS                              Dec. 31, 2001
                              ------                               (Unaudited)
                                                                 ---------------
Current Assets:
Cash                                                                         $0
                                           Total Current Assets              $0
                                                   Total Assets              $0
                                                                 ---------------
Liabilities and Stockholders' Deficit
-------------------------------------
Current Liabilities:
   Loans from consultant                                                $10,000
                                                                 ---------------
                                      Total Current Liabilities         $10,000


Stockholders' Equity:
Common Stock, $.001 par value; Authorized 50,000,000;
2,100,000 shares issued and outstanding at December 31,
2001 and 2000                                                             2,100
                                                Paid In Capital         $12,900
                                            Accumulated Deficit        ($25,000)
                                                                 ---------------
                                    Total Stockholders' Deficit        ($10,000)
                                                                 ---------------
             Total Liabilities and Stockholders' Equity (Deficit)            $0
                                                                 ===============


              See Accompanying Notes to the Financial Statements

                               LOVE CALENDAR, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (unaudited)


                                                  Six Months      Six Months
                                                    Ended            Ended
                                                 Dec. 31, 2001   Dec. 31, 2000
                                                --------------- ----------------
                                                  (Unaudited)     (Unaudited)

Income:                                                     $0               $0
                                                --------------- ----------------
                                  Total Income              $0               $0


Expenses:
    Consulting fees                                         $0               $0
                                                --------------- ----------------
                                Total Expenses              $0               $0

                                      Net Loss              $0               $0
                                                --------------- ----------------
Net Loss  per Common Share                              $0.000           $0.000
                                                =============== ================

Weighted Average Shares Common Stock                 2,100,000        2,100,000
Outstanding                                     =============== ================



               See Accompanying Notes to the Financial Statements

                               LOVE CALENDAR, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)



                                               Six Months       Six Months
                                                  Ended           Ended
                                              Dec. 31, 2001    Dec. 31, 2000
                                              -------------    -------------
                                               (Unaudited)      (Unaudited)

 Cash Flows used  in Operating Activities:

                                  Net Loss             $0              $0
                   Cash used in operations             $0              $0
                                             -------------      ----------
           Net increase in cash for period             $0              $0
                                             -------------      ----------
               Cash at beginning of period             $0              $0
                                             -------------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD:            $0              $0
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

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders

None.

ITEM 5 - Other Information

None.

ITEM 6 - Exhibits and Reports On Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 11, 2002
LOVE CALENDAR, INC.


by:


/s/ Jenifer C. Ayers
------------------------
President