Form 10QSB
period 2002-03-31
LOVE CALENDAR INC
filed 2002-05-15
CIK 1114931

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

         Yes [ X ]          No [   ]

The Company had 2,100,000 shares of common stock outstanding at May 1, 2002.

Transitional Small Business Disclosure Format (check one):

         Yes [   ]          No [ X ]

PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)



                               LOVE CALENDAR, INC.
                          (A Development Stage Company)

                                 Balance Sheets
                                   (unaudited)


                              ASSETS                              March 31, 2001
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
                                                                 ===============


              See Accompanying Notes to the Financial Statements

                               LOVE CALENDAR, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (unaudited)


                                                  Nine Months     Nine Months
                                                    Ended            Ended
                                                March. 31, 2002  March 31, 2001
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
Outstanding                                     =============== ================



               See Accompanying Notes to the Financial Statements

                               LOVE CALENDAR, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)



                                              Nine Months       Nine Months
                                                 Ended            Ended
                                             March 31, 2001    March 31, 2000
                                             --------------    --------------
                                               (Unaudited)      (Unaudited)

 Cash Flows used  in Operating Activities:

                                  Net Loss             $0              $0
                   Cash used in operations             $0              $0
                                             -------------      ----------
           Net increase in cash for period             $0              $0
                                             -------------      ----------
               Cash at beginning of period             $0              $0
                                             -------------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD:            $0              $0
                                             =============      ==========


               See Accompanying Notes to the Financial Statements

                               LOVE CALENDAR, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002


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

4. MATERIAL CONTRACTS

In attempt to become a reporting company, and have its securities listed and quoted in the United States quotation securities quotation services, the Company entered into a consulting services contract with Corporate Capital Formation, Inc. (CCF-Inc.) on May 25, 2000. In exchange for CCF-Inc.'s consulting services, the Company issued CCF-Inc. 100,000 shares of common stock and agreed to pay a non-interest bearing promissory note of $10,000 within one year. However, as of March 31, 2002, the $10,000 promissory note remained outstanding with no immediate plans of settlement.

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


Dated: May 15, 2002
LOVE CALENDAR, INC.


by:


/s/ Jenifer C. Ayers
------------------------
President