Form 10KSB
period 2002-06-30
LOVE CALENDAR INC
filed 2002-09-23
CIK 1114931

SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          Annual Report Pursuant to the Securities Exchange Act of 1934

                    For the fiscal year ended: June 30, 2002

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

[X] Yes      [ ] No   Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.



[X] Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


State issuer's revenues for its most recent fiscal year. $0


Transitional Small Business Disclosure Format:

            [  ] Yes                [X]  No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002:

        There is currently no public market for the issuer's securities.


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We currently have no cash or liquid assets. We had no revenues in the year ending June 30, 2002 or in that ending June 30, 2001. Our operating expenses were less in the recent year compared to the prior year ($1,812 vs. $1,901), and consisted primarily of expenses in connection with our periodic filing obligations as a reporting company under the Securities Exchange Act of 1934, as amended. We are accumulating operating deficits, and will most likely continue to do so during the next twelve months. None of our liabilities is owed to any officer, director or affiliate of Love Calendar. It remains uncertain when, if ever, we will begin to realize revenues from operations.

     We have been unsuccuessful in raising additional capital during the previous fiscal year, and have resolved to continue to seek and investigate possible sources of financing over the next twelve months, most probably through a private placement of our common stock or perhaps other securities. We have not, however, established the amount or specific terms of such an offering, or to whom the securities will be offered, or whether we will engage the services of an underwriter. We believe that it is important for us to decide upon a future direction for the Company and then to develop an updated business plan prior to accepting any significant amount of investment capital.

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

ITEM 7.  FINANCIAL STATEMENTS

                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009


Board of Directors and Stockholders
Love Calendar, Inc.
Salt Lake City, Utah

                          INDEPENDENT AUDITORS' REPORT

I have audited the accompanying balance sheets of Love Calendar, Inc., (a Utah Corporation), as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002 and June 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of these financial statements provides a reasonable basis for my opinion.

In my opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Love Calendar, Inc. as of June 31, 2002, and the results of its operations, stockholders' equity and cash flows for the years ended June 30, 2002 and June 30, 2001, in conformity with generally accepted accounting principles.



Randy Simpson CPA, P.C.
A Professional Corporation
August 13, 2002
Sandy, Utah

                               LOVE CALENDAR, INC.

                              BALANCE SHEETS AS OF
                        JUNE 30, 2001 AND JUNE 30, 2000


                                 ASSETS                          June 30,
                                                                   2002
                                                              ------------
 Current Assets:
     Cash                                                         $      -
                                                               ------------
                         Total Current Assets                            -

                                                               ------------
                                 TOTAL ASSETS                     $      -
                                                               ============


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Advances from shareholders                                   $  2,294
     Accounts payable                                                1,419
     Loans from consultant                                          10,000
                                                               ------------
                     Total Current Liabilities                      13,713

Stockholders' Deficit:
     Common stock, $.001 par value, authorized
        50,000,000 shares; with 2,100,000 shares issued
        and outstanding at June 30, 2001 and June 30, 2000.          2,100

                               Paid-In Capital                      12,900
                           Accumulated Deficit                     (28,713)
                                                               ------------
                   Total Stockholders' Deficit                     (13,713)

                                                               ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $      -
                                                               ============



                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                            Year Ended        Year Ended
                                           June 30, 2002     June 30, 2001
                                          ---------------   ---------------

Income:                                         $      -          $      -
                                          ---------------   ---------------
                        Total Income                   -                 -
Expense:
     Consulting fees                                   -                 -
     Filing fees                                   1,419                50
     Professional fees                               393             1,851
                                          ---------------   ---------------
                       Total Expense               1,812             1,901

                                          ---------------   ---------------
                            NET LOSS            $ (1,812)         $ (1,901)
                                          ===============   ===============

           Net Loss Per Common Share
            (basic and fully diluted)            $ (0.00)          $ (0.00)
                                          ===============   ===============

              Weighted Average Share
            Common Stock Outstanding           2,100,000         2,100,000
                                          ===============   ===============


                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                               Year Ended        Year Ended
                                                             June 30, 2002     June 30, 2001
                                                            --------------    --------------

Cash Flows Used in Operating Activities:
                                        Net Loss                 $ (1,812)         $ (1,901)

Expenses Not Requiring Cash:
     Stock issued for consulting services                               -                 -
     Note issued for services                                           -                 -
                                                            --------------    --------------
                     Net Cash Used in Operations                   (1,901)           (1,901)

Cash Flows Used in Financing Activities:
     Increase in accounts payable                                     974               445
     Increase in advances from shareholders                           838             1,456
                                                            --------------    --------------
       Net Cash Provided by Financing Activities                    1,812             1,901

                 Net Increase in Cash for Period                        -                 -

                     Cash at Beginning of Period                        -                 -
                                                            --------------    --------------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                $      -          $      -
                                                            ==============    ==============


                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
             FROM INCEPTION (AUGUST 17, 1987) THROUGH JUNE 30, 2002

                                                                  Common       Common                                    Total
                                                                  Stock         Stock       Paid-In     Accumulated  Stockholders'
                                                                  Shares       Amount       Capital       Deficit       Deficit
                                                                --------------------------------------------------------------------

                                Balances at August 17, 1987               -     $       -    $       -      $      -     $       -

Officers & directors issued 100,000 shares for $10,000 cash         100,000           100        9,900             -        10,000

                  Net loss for year the ended June 30, 1994               -             -            -       (10,000)      (10,000)

      May 31, 2000;  20:1 forward split of the common stock       1,900,000         1,900       (1,900)            -             -

  May 31, 2000; Common stock issued for consulting services         100,000           100        4,900             -         5,000

                  Net loss for the year ended June 30, 2000                                          -       (15,000)      (15,000)

                  Net loss for the year ended June 30, 2001               -             -            -        (1,901)       (1,901)

                  Net loss for the year ended June 30, 2002               -             -            -        (1,812)       (1,812)

                                                                --------------------------------------------------------------------
                  BALANCES FOR THE YEAR ENDED JUNE 30, 2001       2,100,000      $  2,100     $ 12,900      $(28,713)     $(13,713)
                                                                ====================================================================



                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                          Notes to Financial Statements
                                  JUNE 30, 2002


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

4. MATERIAL CONTRACTS

In attempt to become a reporting company, and have its securities listed and quoted in the United States quotation securities quotation services, the Company entered into a consulting services contract with Corporate Capital Formation, Inc. (CCF-Inc.) on May 25, 2000. In exchange for CCF-Inc.'s consulting services, the Company issued CCF-Inc. 100,000 shares of common stock and agreed to pay a non-interest bearing promissory note of $10,000 within one year. However, as of August 13, 2002, the $10,000 promissory note remained outstanding with no immediate plans of settlement.


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

  9/20/02                                           By /s/ Jenifer C. Ayers
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


     SIGNATURE                      TITLE                            DATE
     ---------                      -----                            ----


/s/ Jenifer C. Ayers          President, Director                  9/20/02
-----------------------



/s/ Helen Allen               Treasurer, Director                  9/20/02
-----------------------


/s/ Gary C. Pace              Secretary, Director                  9/20/02
-----------------------