Form 10KSB/A
period 2002-06-30
LOVE CALENDAR INC
filed 2002-09-27
CIK 1114931

SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                Amendment No. 1

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


Number of outstanding shares of the registrant's $.001 par value common stock, as of March 31, 2001:

        2,100,000

EXPLANATORY NOTE: This Amendment No. 1 to our Annual Report on Form 10-KSB is filed to provide the certifications required by the recently-enacted Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the original filing. There are no other changes.


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

  9/24/02                                           By /s/ Jenifer C. Ayers
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


     SIGNATURE                      TITLE                            DATE
     ---------                      -----                            ----


/s/ Jenifer C. Ayers          President, Director                  9/24/02
-----------------------



/s/ Helen Allen               Treasurer, Director                  9/24/02
-----------------------


/s/ Gary C. Pace              Secretary, Director                  9/24/02
-----------------------

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jenifer C. Ayers, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Love Calendar Inc. on Form 10-KSB for the fiscal year ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Love Calendar Inc.

                          By: /s/ Jenifer C. Ayers
                              ----------------------------------------------
                        Name: Jenifer C. Ayers
                       Title: President

     I, Helen Allen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Love Calendar Inc. on Form 10-KSB for the fiscal year ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Love Calendar Inc.

                         By:  /s/ Helen Allen
                              ---------------------------------------------
                       Name:  Helen Allen
                      Title:  Controller