Form 10QSB
period 2002-09-30
LOVE CALENDAR INC
filed 2002-12-11
CIK 1114931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2002

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

                  437 N. GRANT STREET, SALT LAKE CITY, UT 84116
                                 (702) 951-6055



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



                               LOVE CALENDAR, INC.

                     BALANCE SHEETS AS OF SEPTEMBER 30, 2002
                                   (unaudited)

                                 ASSETS                         Sept. 30,
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

                               LOVE CALENDAR, INC.

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (unaudited)


                                          3 Months Ended    3 Months Ended
                                          Sept. 30, 2002    Sept. 30, 2001
                                          ---------------   ---------------

Income:                                    $           -     $           -
                                          ---------------   ---------------
                        Total Income                   -                 -
Expense:
     Consulting fees                                   -                 -
     Filing fees                                   1,419                 -
     Professional fees                               393                 -
                                          ---------------   ---------------
                       Total Expense               1,812                 -

                                          ---------------   ---------------
                            NET LOSS       $      (1,812)    $           -
                                          ===============   ===============

           Net Loss Per Common Share
            (basic and fully diluted)      $       (0.00)    $       (0.00)
                                          ===============   ===============

              Weighted Average Share
            Common Stock Outstanding           2,100,000         2,100,000
                                          ===============   ===============


                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (unaudited)

                                                            3 Monthe Ended    3 Months Ended
                                                            Sept. 30, 2002    Sept. 30, 2001
                                                            --------------    --------------

Cash Flows Used in Operating Activities:
                                        Net Loss             $     (1,812)     $          -

Expenses Not Requiring Cash:
     Stock issued for consulting services                               -                 -
     Note issued for services                                           -                 -
                                                            --------------    --------------
                     Net Cash Used in Operations                   (1,901)                -

Cash Flows Used in Financing Activities:
     Increase in accounts payable                                     974                 -
     Increase in advances from shareholders                           838                 -
                                                            --------------    --------------
       Net Cash Provided by Financing Activities                    1,812                 -

                 Net Increase in Cash for Period                        -                 -

                     Cash at Beginning of Period                        -                 -
                                                            --------------    --------------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD            $          -      $          -
                                                            ==============    ==============


                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
           FROM INCEPTION (AUGUST 17, 1987) THROUGH SEPTEMBER 30, 2002

                                                                  Common       Common                                    Total
                                                                  Stock         Stock       Paid-In     Accumulated  Stockholders'
                                                                  Shares       Amount       Capital       Deficit       Deficit
                                                                --------------------------------------------------------------------

                                Balances at August 17, 1987               -     $       -    $       -      $      -     $       -

Officers & directors issued 100,000 shares for $10,000 cash         100,000           100        9,900             -        10,000

                  Net loss for year the ended June 30, 1994               -             -            -       (10,000)      (10,000)

      May 31, 2000;  20:1 forward split of the common stock       1,900,000         1,900       (1,900)            -             -

  May 31, 2000; Common stock issued for consulting services         100,000           100        4,900             -         5,000

                  Net loss for the year ended June 30, 2000                                          -       (15,000)      (15,000)

                  Net loss for the year ended June 30, 2001               -             -            -        (1,901)       (1,901)

                  Net loss for the year ended June 30, 2002               -             -            -        (1,812)       (1,812)

                                                                --------------------------------------------------------------------
                  BALANCES FOR THE YEAR ENDED JUNE 30, 2001       2,100,000      $  2,100     $ 12,900      $(28,713)     $(13,713)
                                                                --------------------------------------------------------------------
                  BALANCES AT SEPTEMBER 30, 2002 (unaudited)      2,100,000      $  2,100     $ 12,900      $(28,713)     $(13,713)
                                                                ====================================================================



                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                          Notes to Financial Statements
                               SEPTEMBER 30, 2002


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


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and General Counsel and Secretary. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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


Dated: December 10, 2002
LOVE CALENDAR, INC.


by:


/s/ Jenifer C. Ayers
------------------------
President

                                 CERTIFICATIONS
                                 --------------


I, Jenifer C. Ayers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of [identify registrant];

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 10, 2002

/s/ Jenifer C. Ayers
--------------------------
President and CEO

I, Helen J. Allen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of [identify registrant];

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 10, 2002

/s/ Helen J. Allen
--------------------------
Chief Financial Officer