Form 10QSB
period 2002-12-31
LOVE CALENDAR INC
filed 2003-02-14
CIK 1114931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                                -----------------

                        Commission File Number: 000-30697


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

         Yes [ X ]          No [   ]

The Company had 2,100,000 shares of common stock outstanding at December 31, 2002.

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



Board of Directors and Stockholders
Love Calendar, Inc.
Salt Lake City, UT

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheet of Love Calendar, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the three and six months ended December 31, 2002 and December 31, 2001, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Love Calendar, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



Randy Simpson, CPA, P.C.
A Professional Corporation
January 8, 2003
Sandy, Utah

                               LOVE CALENDAR, INC.

                     BALANCE SHEETS AS OF DECEMBER 31, 2002
                                   (unaudited)

                                 ASSETS                         Dec. 31,
                                                                  2002
                                                              ------------
 Current Assets:
     Cash                                                         $      -
                                                               ------------
                         Total Current Assets                            -

                                                               ------------
                                 TOTAL ASSETS                     $      -
                                                               ============


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Advances from shareholders                                   $  2,365
     Accounts payable                                                2,294
     Loans from consultant                                          10,000
                                                               ------------
                     Total Current Liabilities                      14,659

Stockholders' Deficit:
     Common stock, $.001 par value, authorized
        50,000,000 shares; with 2,100,000 shares issued
        and outstanding at June 30, 2001 and June 30, 2000.          2,100

                               Paid-In Capital                      12,900
                           Accumulated Deficit                     (29,659)
                                                               ------------
                   Total Stockholders' Deficit                     (14,659)

                                                               ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $      -
                                                               ============



                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                  (unaudited)


                                          6 Months Ended    6 Months Ended
                                           Dec. 31, 2002     Dec. 31, 2001
                                          ---------------   ---------------

Income:                                    $           -     $           -
                                          ---------------   ---------------
                        Total Income                   -                 -
Expense:
     General and administative                       479                15
     Professional fees                               467               360
                                          ---------------   ---------------
                       Total Expense                 946               375
                                          ---------------   ---------------
                            NET LOSS       $        (946)    $        (375)
                                          ===============   ===============

           Net Loss Per Common Share
            (basic and fully diluted)      $       (0.00)    $       (0.00)
                                          ===============   ===============

              Weighted Average Share
            Common Stock Outstanding           2,100,000         2,100,000
                                          ===============   ===============


                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (unaudited)

                                                            6 Monthe Ended    6 Months Ended
                                                             Dec. 31, 2002     Dec. 31, 2001
                                                            --------------    --------------

Cash Flows Used in Operating Activities:
                                        Net Loss             $       (946)     $       (375)


Adjustments to Reconcile Net Loss to
  Net Cash Used in Operations:

     Increase (decrease) in accounts payable                          946               (85)
     Increase (decrease) in advances from shareholders                  -               460
                                                            --------------    --------------
         Net Cash Used in Operating Activities                          -                 -

                 Net Increase in Cash for Period                        -                 -

                     Cash at Beginning of Period                        -                 -
                                                            --------------    --------------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD            $          -      $          -
                                                            ==============    ==============


                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
           FROM INCEPTION (AUGUST 17, 1987) THROUGH DECEMBER 31, 2002

                                                                  Common       Common                                    Total
                                                                  Stock         Stock       Paid-In     Accumulated  Stockholders'
                                                                  Shares       Amount       Capital       Deficit       Deficit
                                                                --------------------------------------------------------------------

                                Balances at August 17, 1987               -     $       -    $       -      $      -     $       -

August 18, 1987; 100,000 shares common stock issued
  for cash in the amount of $10,000                                 100,000           100        9,900             -        10,000

Net loss from inception through June 30, 1994                             -             -            -       (10,000)      (10,000)

Net loss for the years ended June 30, 1995 thru June 30, 1999             -             -            -             -             -

May 31, 2000;  20:1 forward split of the common stock             1,900,000         1,900       (1,900)            -             -

May 31, 2000; Common stock issued for consulting services           100,000           100        4,900             -         5,000

Net loss for the year ended June 30, 2000                                 -             -            -       (15,000)      (15,000)

Net loss for the year ended June 30, 2001                                 -             -            -        (1,901)       (1,901)

Net loss for the year ended June 30, 2002                                 -             -            -        (1,812)       (1,812)

Net loss for the six months ended December 31, 2002                       -             -            -          (946)         (946)
                                                                --------------------------------------------------------------------
                  BALANCES AT DECEMBER 31, 2002 (unaudited)       2,100,000      $  2,100     $ 12,900      $(29,659)     $(14,659)
                                                                ====================================================================



                 See accompanying notes to financial statements.

                               LOVE CALENDAR, INC.

                          Notes to Financial Statements
                                DECEMBER 31, 2002


1. ACCOUNTING POLICIES

The Company has had no operations since 1994. Accounting policies and procedures have been determined except as follows:

1.       The Company uses the accrual method of accounting.

2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

2. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized on August 17, 1987 under the laws of the State of Utah, with the intent to raise the capital necessary to review business opportunities until locating a well-suited merger prospect. On August 18, 1987, the Company issued its four officers 100,000 shares of common stock for a cash amount of $10,000. By early 1990, the entire $10,000 had been utilized reviewing various business opportunities, though no successful candidates were found. Consequently, this resulted in the Company's inability to ever truly achieve operational status, as well as the eventual transfer the of shares to 47 other individuals by the Company's original four officers or their estates.


3. COMMON STOCK

On May 31, 2000, the Company issued 100,000 shares for consulting while concurrently, approving a 20:1 forward split. This transaction brought the Company's total issued and outstanding shares of common stock to 2,100,000. At December 31, 2002 the total issued and outstanding shares remained at a total of 2,100,000.

4. RELATED PARTY TRANSACTIONS

The Company entered into a consulting services contract with Corporate Capital Formation, Inc. (CCF-Inc.) on May 25, 2000, with intent to become a reporting Company, and have its securities listed and quoted in the United States quotation securities quotation services,. In exchange for CCF-Inc.'s consulting services, the Company issued CCF-Inc. 100,000 shares of common stock and agreed to pay a non-interest bearing promissory note of $10,000 within one year. However, at January 8, 2003, the $10,000 promissory note remained outstanding with no immediate plans of settlement.

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

                                                LOVE CALENDAR, INC.


February 14, 2003                               /s/ Jenifer C. Ayers
-------------------                             ----------------------------
  Date                                          President



February 14, 2003                               /s/ Helen J. Allen
-------------------                             ----------------------------
  Date                                          Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------


I, Jenifer C. Ayers, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Love Calendar, Inc.;

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


Date: February 14, 2003

/s/ Jenifer C. Ayers
--------------------------
President and CEO

I, Helen J. Allen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Love Calendar, Inc.;

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


Date: February 14, 2003

/s/ Helen J. Allen
--------------------------
Chief Financial Officer