Form 10QSB
period 2003-03-31
PERFECT HEALTH CARE CORP
filed 2003-05-20
CIK 1114931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended March 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                                -----------------

                        Commission File Number: 000-30697


                            PERFECT HEALTH CARE CORP.

             Incorporated pursuant to the laws of the state of Nevada

                                -----------------

                  IRS Employer Identification No. - 48-1302159

                  437 N. GRANT STREET, SALT LAKE CITY, UT 84116
                                 (702) 320-5913

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

         Yes [ X ]          No [   ]

The Company had 22,600,000 shares of common stock outstanding at May 1, 2003.

Transitional Small Business Disclosure Format (check one):

         Yes [   ]          No [ X ]

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                            PERFECT HEALTH CARE CORP.

                       BALANCE SHEETS AS OF MARCH 31, 2003
                                   (unaudited)

                                 ASSETS                         March 31,
                                                                  2003
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

                            PERFECT HEALTH CARE CORP.

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (unaudited)


                                          9 Months Ended    9 Months Ended
                                          March 31, 2003    March 31, 2002
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

                            PERFECT HEALTH CARE CORP.

                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (unaudited)

                                                            9 Monthe Ended    9 Months Ended
                                                            March 31, 2003    March 31, 2002
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

                            PERFECT HEALTH CARE CORP.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
             FROM INCEPTION (AUGUST 17, 1987) THROUGH MARCH 31, 2003

                                                                  Common       Common                                    Total
                                                                  Stock         Stock       Paid-In     Accumulated  Stockholders'
                                                                  Shares       Amount       Capital       Deficit       Deficit
                                                                --------------------------------------------------------------------

                                Balances at August 17, 1987               -     $       -    $       -      $      -     $       -

August 18, 1987; 100,000 shares common stock issued
  for cash in the amount of $10,000                                 100,000           100        9,900             -        10,000

Net loss from inception through June 30, 1994                             -             -            -       (10,000)      (10,000)

Net loss for the years ended June 30, 1995 thru June 30, 1999             -             -            -             -             -

May 31, 2000;  20:1 forward split of the common stock             1,900,000         1,900       (1,900)            -             -

May 31, 2000; Common stock issued for consulting services           100,000           100        4,900             -         5,000

Net loss for the year ended June 30, 2000                                 -             -            -       (15,000)      (15,000)

Net loss for the year ended June 30, 2001                                 -             -            -        (1,901)       (1,901)

Net loss for the year ended June 30, 2002                                 -             -            -        (1,812)       (1,812)

Net loss for the nine months ended March 31, 2003                         -             -            -          (946)         (946)
                                                                --------------------------------------------------------------------
                  BALANCES AT MARCH 31, 2003 (unaudited)          2,100,000      $  2,100     $ 12,900      $(29,659)     $(14,659)
                                                                ====================================================================



                 See accompanying notes to financial statements.

                            PERFECT HEALTH CARE CORP.

                          Notes to Financial Statements
                                 MARCH 31, 2002
                                  (Unaudited)


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

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company had no business operations during the period to which this report relates. Our original business of printing and marketing specialty advertising products was suspended in 1994 due to exhaustion of our funding. Subsequent to the period covered by this quarterly report, we received $400,000 in a private placement of our common stock, which will be applied to developing our business plan and to working capital. While the amount should be adequate to sustain our planned operations for the next twelve months, it is likely that we will need to raise additional capital before we achieve profitability or even a significant level of revenues. Should we raise capital through sales of equity stock, the proportionate ownership of our current shareholders would be diminished ("dilution"). Should we be unable to raise additional capital, we may be unable to continue operations and may fail.


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


ITEM 2 - Changes in Securities and Use of Proceeds

In April, 2003, subsequent to the period covered by this quarterly report, we issued a total of 1,600,000 units, each unit consisting of one share of our $.001 par value common stock and a one-year warrant to puchase one-quarter share at $.50 per share. The sales were made to two accredited investors without registration under the Securities Act of 1933, as amended, in reliance on the exemption authority provided in Section 4(2) of that Act, and Regulation D promulgated thereunder. The units sold for $.25 each, for total proceeds to us of $400,000. The funds will be used for marketing our products and for working capital.

ITEM 3 - Defaults Upon Senior Securities

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders

None.

ITEM 5 - Other Information

Subsequent Events

On April 7, 2003 we completed our redomiliation from Utah to Nevada, by merging into a Nevada corporation newly-formed for the purpose. At the same time, we changed our name from Love Calendar, Inc. to Perfect Health Care Corp. The
Plan of Reorganization adopted by the Board of Directors and approved by shareholders was filed as an exhibit to our Current Report on Form 8-K12G filed with the Securities and Exchange Commission April 10, 2003.


ITEM 6 - Exhibits and Reports On Form 8-K

        8-K filed April 10, 2003

        8-K filed April 14, 2003

Exhibits

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LOVE CALENDAR, INC.


May 20, 2003                                    /s/ Antoine Jarjour
-------------------                             ----------------------------
  Date                                          President



May 20, 2003                                    /s/ Helen J. Allen
-------------------                             ----------------------------
  Date                                          Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------


I, Antoine Jarjour, certify that:

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

Date: May 20, 2003

/s/ Antoine Jarjour
--------------------------
President and CEO

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


Date: May 20, 2003

/s/ Helen J. Allen
--------------------------
Chief Financial Officer