Form 10KSB
period 2003-06-30
PERFECT HEALTH CARE CORP
filed 2003-10-02
CIK 1114931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-30697


                            PERFECT HEALTH CARE CORP.
                 (Name of small business issuer in its charter)


               NEVADA                                         48-1302159
  --------------------------------                     ----------------------
     (State or jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                        Identification No.)


      4017 Colby Avenue, Everett, Washington  98201       (425) 258-4222
  ---------------------------------------------------------------------------
         (Address and telephone number of principal executive offices)


                               Love Calendar, Inc.
             ------------------------------------------------------
                 Former issuer name, if changed from last report


         Securities registered under Section 12(b) of the Exchange Act:

                   None.


         Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, par value $.001 per share.

[X] Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.


[ ] Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


Issuer's revenues for its most recent fiscal year:   $26,892.


Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 2003:

    There is currently no public market for the issuer's stock


Number of outstanding shares of the registrant's $.001 par value common stock, as of August 31, 2003:

    23,066,000

Item 1  -  DESCRIPTION OF BUSINESS

Company History

     Perfect Health Care Corp. ("the Company") was incorporated in the State of Utah on August 17, 1987 as Love Calendar, Inc., for the purpose of developing and marketing specialty advertising and promotional products. We raised a modest amount of capital in a Rule 504 limited offering, but were generally unsuccessful in developing the concept into a viable enterprise. Ultimately we abandoned our business plan after exhausting our funds and being unsuccessful in raising additional capital. Following several years of seeking out and examining a number of business opportunities, we adopted our current business plan.

     In April, 2003 our Board adopted, and our shareholders approved, a plan of reorganization whose sole purpose and effect was to move the company's domicile from Utah to Nevada. Shortly thereafter, we adopted our current business plan, accepted Jenifer Ayers' voluntary resignation as President, and appointed Antoine Jarjour President and an interim Director.

     We have only recently begun sales of our new product line, and although we are encouraged by our initial sales success, we have not yet established broad market acceptance of our products, and cannot predict when, if ever, we will do so. Our sales will have to increase substantially from current levels before we can expect to become profitable.

Industry Overview

     Perfect Health Care Corp. is engaging in a business that addresses the growing need in the U.S. for consumer access to "affordable" health care. In the past decade, the costs of providing even basic health services have escalated dramatically, to the point that adequate insurance is becoming increasingly beyond the means of employers to provide or of consumers to purchase. Twenty years ago, 85% of U.S. employers offered health benefits to their employees, while today the number is around 60%. Among companies with fewer than 200 employees, the number drops to around 30%.

     The United States Department of Commerce reports that more than 40,000,000 U.S. citizens are without any health insurance. Industry insiders say that the Department's numbers understate the problem, because they measure only those who are uninsured at a particular point in time, while the uninsured segment tends to be transient since most people rely on their employers to provide the coverage. In reality, an estimated 80,000,000 people in America went without insurance for some period in the last two years, and 24 million Americans were uninsured for the entire two-year period (source: AMNews, April 14, 2003). Millions who do have health insurance are seeing their premiums increase, their coverages being reduced, or both. Skyrocketing medical liability insurance premiums for physicians and other providers are ultimately passed through to the health services consumer. And brand-name prescription medication prices are increasing at double-digit rates. As a consequence of these and other factors, industry analysts, the media, and debates in Congress commonly refer to the situation in terms such as "the current healthcare crisis in America."

     One innovative response to the "crisis" has been the creation of membership medical savings plans, such as those we offer. These plans offer pre-negotiated discounts for their members, reducing by between 5% and 70% the costs of medical and pharmaceutical services and products for members purchasing without insurance reimbursement. The cost of membership is typically a fraction of the cost of major medical or HMO/PPO coverage, and the eligible providers are often the same as those of the HMO/PPO. Thus, while not insurance, the savings plan membership can make basic health services affordable to patients for whom those services and products are not covered by insurance.


Products

The "National Healthcare Card(R)" Brand

     We market and support a variety of membership card products that are similar in nature but offer differing "bundles" of benefits, and are targeted to different market "niches" such as employees, affinity groups, and geographic regions. (In this discussion we use the term "the Card" to refer to our products in the aggregate, unless the context requires otherwise.) The Card is designed to supplement, not replace, insurance and other options available to consumers to reduce their out-of-pocket costs for health care services and prescriptions. The Card is not an insurance product, and is not regulated as insurance. There is no undertaking by us as the plan administrator to pay any portion of any fee for services or prescriptions purchased using the Card. Rather, the Card provides the consumer with access to networks of providers who are members of Preferred Provider Organizations (PPOs) or other provider associations and who have agreed in advance to honor the Card and accept previously-negotiated reductions in their fees from patients who pay cash for their services and prescription drugs. The cardholder simply presents her card to the participating provider at the time of the service to qualify for the discount. Our network currently includes more than 500,000 providers nationwide, whom cardholders are able to easily identify by location and practice area using either the toll free "800" number printed on the card, or our World Wide Web-based provider search engine.

     The Card programs permit subscribers to enjoy the benefit of the greater "buying power" typically available to members of large buying groups by participating in pre-negotiated discounts off standard fees. The provider benefits by receiving the patient referral at a predictable marketing cost (i.e., the amount of the discount), and by eliminating the lengthy delay typical of awaiting payment from an insurance company or HMO. The customer pays a monthly, quarterly, or annual membership fee for access to our provider networks and for extensive customer support services. The amount of the membership fee varies depending upon the package of benefits provided. The amount of the discount off the providers' regular fee schedules varies depending upon the type of service and perhaps other factors, but the discounts are genuine, ranging from about 5 percent to about 60 or in a few cases 70 percent.

     Although the Card is not insurance, and is not intended to take the place of insurance, we believe that millions of Americans can benefit from owning the Card whether or not they carry other health coverages, but especially if they do not. Net of the discounts, it is likely that cardholders will pay

"out-of-pocket" more for specific drugs and services than with most HMO and insurance plans, especially plans provided by large employers. On the other hand, the minimum monthly cost of owning the Card is generally significantly less than monthly premiums on health insurance, and one membership fee covers the member's entire household, whereas insurance premiums normally increase as family members are added. These features make the Card especially attractive for families that only occasionally purchase drugs and medical services, and whose expected benefits would not justify the cost of insurance coverage.

     In general, we believe the Card to be potentially attractive and beneficial to health care consumers in the following categories:

     o    People with gaps in their insurance coverage.

     o People who have been turned down for insurance coverage of a procedure due to a pre-existing condition clause.

     o People who have been turned down for insurance because of age or infirmity.

     o People who have reached the yearly and/or lifetime benefit limits of their insurance policy.

     o People who choose alternative healthcare solutions that are often not covered by HMOs.

     o    The self-employed.

     o Small business owners who want to provide their employees with a healthcare benefit.

     o Employees whose employers have terminated or curtailed employee health benefits.

     The Institute of Medicine of the National Academy of Sciences recently reported that the lack of insurance is associated with Americans getting too little care too late. The uninsured are sicker, die younger, and receive less care for traumatic injuries than people with health insurance. We hope and expect that membership in our discount healthcare programs will encourage the uninsured and under-insured to seek appropriate care when needed. Even where no medical need arises, we hope and expect that cardholders will benefit from a level of comfort and security in the knowledge that if uninsured medical services should be needed, they may be had at substantial discounts.

The National Healthcare Card Plus(R)

     Our flagship product is the National Healthcare Card Plus(R) "Plantinum Care" card. Sold as a one-year renewable membership, the Platinum card gives the member and his or her household pre-negotiated discounts off the providers' regular prices for:

     o    Physicians - both primary care and specialists

     o    Hospitals and clinics

     o    Therapists

     o    Radiology services

     o    Laboratory services

     o    Dental care

     o    Vision care

     o    Pharmacy - both retail and mail order

     o Alternative healthcare - including yoga, acupuncture, massage, holistic, etc.

     o    Chiropractic

     o    24-hour nurse support

plus,

     o    Veterinary services and pet products, and

     o Prepaid legal services (for all legal matters, not just healthcare related)

     Our network includes more than 500,000 providers nationwide. Most major metropolitan areas have very good provider coverage, comparable to large HMOs and PPOs; in certain regions, however, we have too few providers in certain categories to make the card useful for some consumers. We have an ongoing program of nominating new providers in all areas to become members of the provider network; in the meantime, in order to assist prospective cardmembers in making a purchase decision, we provide both on-line and toll-free provider search capabilities so that they can determine whether their providers of choice are members of our network. After enrollment, the member receives extensive customer support, including access to our 24-hour "Nurse on Call" help line system. This program allows cardmembers real-time access to licensed registered nurses to answer questions about a variety of personal health issues, including:

     o    Practical solutions for minor injuries and illnesses

     o How to prepare for the doctor visit and what questions to ask the doctor

     o    Suggestions for wellness practices

     o    Understanding the available healthcare choices

     o    Advice on prescription and over-the-counter medications

     o    Where to find more information about medical conditions

     o    Where to contact support groups for specific conditions

     Besides the Platinum Care card, there are currently three alternative versions of the National Healthcare Card(R) that offer varying mixes of benefits. These are:

     o    "Prescription"

     o    "Prescription Plus Care"

     o    "Primary Care"

Other Products

     In addition to the National Healthcare Card(R) products, we intend to develop and market a portfolio of similar products with features and benefits oriented toward certain "niche" markets. These markets may include geographic regions, employee groups, non-profit fraternal and other affinity groups, retail stores, medical specialty areas, and others. These card products would function in essentially the same manner as the National Healthcare Card, but would allow the group to have input on the bundle of benefits, eligibility, and pricing of the plans. In addition, these affinity group products could be either (a) "co-branded," meaning the product would be identified with both us and the group, or (b) "private labeled," that is, identified exclusively with the group but with PHCC providing the plan administration and customer support.

     Coincidentally, we intend to develop a marketing unit to specialize in these group cards, which we expect to sell on a wholesale basis through the managements of the various organizations. To date, we have not finalized the terms, benefits or prices of any of these products, nor have we received purchase commitments from any company or group.


Marketing

     We are in the process of developing a detailed plan for achieving a rapid initial market penetration, with potential for continued revenue growth. We believe the National Healthcare Card(R) to provide an attractive package of benefits that should be competitive with other offerings in the medical savings industry. Accordingly, we are committed to investing a substantial portion of our available resources in building a strong network of providers, and a customer service capability that we expect will ensure that most new subscribers have a satisfactory experience with their memberships and will want to continue beyond the initial subscription period. In the expectation of satisfactory rates of customer retention, we are offering features that should encourage new subscribers to try out our Card by reducing or eliminating the risk. These features may include early cancellation privileges, refund guarantees, and "trial" periods of free or discounted membership.

Direct Sales

     We have entered into an agreement with Universal Insurance Services ("UIS") whereby UIS will distribute, on a non-exclusive, best-efforts basis, the Card and derivative products through its network of affiliated Quixtar "independent business owners" ("IBOs"). We have agreed that UIS may, at its option, market products that may directly or indirectly compete against our products; nevertheless, we expect, although we cannot be certain, that UIS affiliated IBOs will actively market our products as complements to their own offerings.

     Our agreement with UIS is for a renewable two-year term, with either party having the right to cancel for good cause. UIS is not guaranteeing us any minimum level of sales. We have the right to train the sales reps on our products and to approve all sales material and contracts prior to their use. UIS has already begun its sales activities on our behalf and is contributing a substantial portion of our initial sales volume.

     We also intend eventually to develop our own direct marketing force to sell the Company's brand, although the details are not yet final. We will likely have to raise additional capital before we can establish an effective in-house sales force.

Web Marketing

     We are developing a sophisticated, interactive World Wide Web site where visitors can view details of our National Healthcare Card(R) plans, make inquiries, search our network for providers in their local areas, and even enroll online if they so choose. Password-protected areas of the website will permit members to obtain news and information specific to their interests, and sales reps to access the training materials, schedules, and individual commission information.

     Naturally, in order for a website to be useful as a marketing tool, prospective customers must know about it and visit it. With millions of websites competing for the consumer's attention, driving traffic to a particular site can be challenging as well as expensive. We intend to enter relationships with various high-traffic Internet sites whereby we will purchase "pay-per-click" advertising space, meaning we are charged for the ad based on the number of actual referrals to our website, rather than the number of visual impressions. We also intend to hire employees or consultants with expertise in web marketing, although we have not engaged any such specialists as yet.

     The URL of our website is http://www.NHCPlus.com.

Wholesale Marketing

     We believe that many managements of small companies (fewer than 200 employees) simply cannot afford the premiums for an HMO or major medical policy for their employees. We believe a substantial portion of these employers would consider paying the much smaller subscription fee for a medical discount plan as a form of health benefit for their employees. Accordingly, we intend to recruit and train wholesale marketing specialists who will call on small companies, fraternal groups, non-profit membership corporations, educational organizations, and various other "affinity" groups to offer a "branded" version of one or more of our card programs. In this case, a specially designed card would carry the client group's logo, as well as that of our provider network; the client's group manager would decide who in the group qualifies to receive the card, then make a bulk purchase from us. Under this arrangement, we would provide the ongoing administration of the plan and customer support, exactly as we do for the cards we market directly to consumers.

     We expect to commence marketing of wholesale Card programs in the fourth quarter of calendar year 2003. We do not yet know the availability or employment and training cost of such wholesale marketing specialists.


Trade Shows and Industry Conventions

     In order to gain exposure for the our Card products, as well as to initiate contact with potential resellers and wholesale customers, we exhibit at various trade shows and industry conventions in related industries, such as insurance, pharmaceutical, and healthcare. While it is premature to quantitatively measure the effectiveness of these exposures, our early experience suggests that they will prove effective in the long term as an on-going source of business. These exposures are quite costly, however, and unless we can raise additional capital in the next 12 months we may have to curtail or suspend our attendance at them before they result in meaningful revenues.

Reseller Agreements

     In September of 2003, subsequent to the period covered by this annual report, we entered into an agreement with Benefit Technologies International of Sun City, California ("BTI"), a California-licensed insurance brokerage firm specializing in medical coverage for small and large groups and senior citizens. Under the agreement, BTI will market a co-branded version of our National Healthcare Card Plus(R) to its insurance customers as a supplement to its insurance products. As we are still in the initial training phase of the relationship, we cannot yet predict any level of sales under the agreement; however, both BTI and we expect the offering to receive a positive reception among BTI's clients.

     Also in September of 2003, we entered into a reseller agreement with V & V Enterprises of Smithfield, Rhode Island. V & V will represent our Card products on the east coast to insurance companies, credit unions, small and large businesses, and various other organizations.

Competition

     The 10-year-old market for non-insurance healthcare savings programs is becoming quite competitive. As a new entry into the business, we face significant challenges in achieving an initial market penetration and in sustaining a rate of growth sufficient to ensure our success. A number of competing firms already have established marketing organizations and customer support structures. Many have significantly greater financial resources and consumer recognition than we have.

     To effectively compete in the discount medical marketplace, at a minimum we will have to be able to:

     a) identify individuals and groups who are likely prospects for our products;

     b)   get our sales message in front of those prospects cost-effectively;

     c) establish and maintain relationships with providers and provider networks ("PPOs")

     d)   offer a competitive combination of benefits at competitive pricing;

     e) recruit and train sales reps to present our products accurately and compellingly; and

     f)   provide superior provider and customer support.


     The following are the companies we have identified as those likely to be our primary competitors for customers, providers, and sales reps:

         AmeriPlan  -  Texas
         Full Access Medical  -  Georgia
         Precis, Inc. (NASDAQ: PCIS)   -  Oklahoma
         U. S. Health Advisors  -  Texas
         Family Care  -  Georgia

In addition, a number of companies offer medical discount programs that are localized geographically, or specialized in certain service categories such as dental, chiropractic, or pharmacy. Recently, several of the major drug manufacturers have begun, or announced plans to begin, offering prescription discount cards applicable to their own drug brands only. And the Bush administration began in 2001 to promote a discount drug card program for seniors who are covered by Medicare, although implementation of that program has been halted indefinitely by the federal courts in response to challenges to the program's legality.

     In competing effectively for sales, we believe the two most important features of medical discount programs to be the cost/benefit ratio of the plan, and the after-sale customer support. Because of the marketing cost of acquiring each new customer, it will be important that as many customers as possible have a satisfactory experience in realizing the various benefits from the Card so that they will renew their Card membership beyond the initial period. Accordingly, we intend to invest a considerable portion of our available resources in

     a) researching our markets to keep abreast of trends in the demand for consumer-paid healthcare;

     b) training our sales reps to completely and accurately explain the benefits, limitations, and use of each Card product;

     c) staffing and training a sophisticated customer-support center, from which both cardholders and providers can get prompt, courteous, and complete information about all aspects of our programs; and

     d) constantly seeking and negotiating new agreements with PPO's and providers.


Regulation

     At present, the healthcare savings programs we plan to offer are not subject to regulation as insurance policies, and our sales representatives need not be licensed as insurance brokers. We will not pay or guarantee payment for medical services, or in any way represent that our Card pays benefits like an insurance policy. However, there is no assurance that future legislative or regulatory enactments will not cause our proposed operations to become regulated. We cannot now predict the impact on our business of compliance with any new laws or regulations, but it is likely there would be a material effect in either increased cost of compliance, restrictions on our operations, or both.

     Most states have a pyramid marketing statute to restrict direct marketing activities of the sort commonly referred to as "pyramid schemes," in which the "downline" reps typically end up with garages full of inventory, while those at the top of the organizational pyramid reap commissions for signing up new reps rather than for sales of products. We intend to scrupulously avoid entering into any selling relationships of this type, but we cannot be certain that state authorities will not from time to time challenge our sales structure, causing us to incur legal or other expenses.

     On April 14, 2003, regulations went into effect to establish patient privacy protections as part of the Heath Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA included provisions designed to encourage electronic transmission of patient information between and among providers, benefit plans, and health care clearinghouses. The new regulations, developed by the Department of Health and Human Services, represent a uniform federal floor of privacy protections for consumers.

     We are studying the new regulations to determine whether they are applicable to our proposed business, and what, if anything we will have to do to ensure our compliance. We think it likely that at least some provisions will in fact apply to us, but cannot predict at this time whether the cost of compliance will prove to be material to our operations. Our failure to comply with any applicable provisions of HIPAA could subject us to civil and criminal penalties.

     Twenty-three states have "business opportunity" laws that prohibit sales of business opportunities unless the seller gives potential purchasers a pre-sale disclosure document that has been filed with a designated state agency. In order to recruit marketing representatives in those states, we may have to provide such a disclosure document, and otherwise comply with the state's requirements.

     The Federal Trade Commission, as well as the securities regulators in states having a franchise law, may assert that our relationships with marketing representatives are subject to the registration, disclosure and reporting requirements applicable to franchises. Although we intend to structure our marketing relationships so as to avoid application of franchise laws, we may from time to time have to expend resources in refuting such franchise law claims, and if we are found to be in violation may have to pay civil penalties, be enjoined from doing business in the jurisdiction, or both.

Trademark

     Our trademark (National Health Care Card(R)) is registered with the U.S. Patent and Trademark Office, the secretary of the state of Washington, and other jurisdictions where we do business. However, we may lack the resources to defend the mark against infringement. If other companies use our mark or marks without our permission, and we are unable to defend them in court, we may lose benefit of our branding efforts and even the right to exclusive use of the marks.

Employees

     We currently have seven full time and 2 part time employees, in technical, customer service, and sales capacities. Over the next year we expect to add employees, but the numbers of employess, and their capacities, will depend upon the rate of growth of our business and the success of our capital formation efforts, of which we are uncertain at present.

     We believe we have a good relationship with our employees. We have no union contracts or labor relations issues.

Facilities

     All of our operations are located in a 5,500 square foot office building located at 4017 Colby Avenue, Everett, Washington. The building is owned by our President, Antoine Jarjour, whom we pay $2,300 per month on a month-to-month verbal agreement. Our Board, with Mr. Jarjour abstaining, made a determination that the payment amount is fair and reasonable and that the arrangement serves the interests of the Company. Mr. Jarjour is under no obligation to continue to provide the space for any period in the future.


Risk Factors

     An investment in our common stock is highly speculative and subject to a high degree of risk. You may lose money by investing in our common stock so only persons who can bear the risk of the loss of their investment should invest. Prospective investors should carefully consider the following factors in deciding whether to invest in our stock.

WE HAVE NO MEANINGFUL OPERATING HISTORY. We have been in the development stage since our inception, and have only recently begun to produce revenues from business operations. There is no clear basis for judging our viability as a business enterprise, or our management's ability to develop the company to profitability. You should not purchase our shares unless you can afford to lose your entire investment.

OUR PERFORMANCE DEPENDS ON MARKET ACCEPTANCE OF OUR PRODUCTS, WHICH IS UNPROVEN. We expect to derive substantially all of our revenues from the sales of our medical and pharmacy savings cards, none of which have yet demonstrated widespread market acceptance. If we cannot develop a market for our products, or if they develop more slowly than expected or are subject to very intense competition, we may not ever reach profitability and may fail.

WE WILL LIKELY REQUIRE ADDITIONAL CAPITAL TO FINANCE OUR GROWTH. Although we believe our available capital to be sufficient for our initial product development and training programs, we expect to face substantial competition as we expand our marketing activities, and will likely need to raise additional capital for advertising, promotion, recruitment and training. If we raise funds by selling additional equity stock, the proportionate interests of existing shareholders will be diminished (i.e., "diluted"). If we are unable to raise additional capital when needed, we may not be able to achieve a rapid enough market penetration to compete effectively.

THERE MAY BE LIMITED OR NO LIQUIDITY IN OUR COMMON STOCK AND ITS PRICE MAY BE SUBJECT TO FLUCTUATION. There is currently no public trading market for our common stock. Although we intend to apply to have our stock quoted on the NASD's Over-the-Counter Bulletin Board (the "OTC-BB"), there is no guarantee we will be successful in doing so. Furthermore, listing on the OTC-BB does not assure that an adequate volume of trading will develop or that bids and offers will be available at favorable prices. Accordingly, it may be difficult or impossible to liquidate shares of our common stock at a price equal to or greater than the price paid.

OUR OPERATIONS MAY BE AFFECTED BY FUTURE CHANGES IN INSURANCE LAWS AND REGULATIONS. At present, our proposed products are not regulated as insurance products, and our marketing reps are not required to be licensed as insurance brokers. However, there is no assurance that state or federal legislatures will not in the future seek to bring our products and sales activities under the jurisdiction of insurance regulators. Should that occur, we may face substantial costs of compliance with the new laws and regulations, or may be foreclosed from selling our products in certain jurisdictions.

INITIALLY, WE WILL BE DEPENDENT ON LIMITED MARKETING AVENUES FOR OUR PRODUCTS. Although we are developing our own network marketing organization, initially we will depend for a significant portion of our sales on our relationship with Universal Insurance Services and its network marketing organization, as well as our website and advertising. There is no assurance that UIS' marketing reps will be successful in selling the expected quantities of our products, or that they will not at some point elect to sell competing products, or that they will not terminate their relationship with us. Should any of these events occur, our revenues could fall significantly below expectations, and we could incur substantial costs to develop alternative marketing avenues.

INITIALLY, WE WILL BE DEPENDENT ON ONE OR A FEW PROVIDER NETWORKS. It is likely that until such time as we achieve a subscriber base of a several thousand cardholders, or more, we will be dependant on maintaining a relationship with a single PPO (i.e., provider network) for each category of services (i.e., medical, pharmacy, veterinary). If, for any reason, we should lose a provider relationship, and be unable to promptly replace it with a new one, we may no longer be unable to offer certain benefits to new subscribers, which could have a negative impact on our sales.

Special note on forward-looking statements

     This Annual Report on Form 10-KSB contains forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause the company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, the ability of the company's products to gain market acceptance, stability of the regulatory environment, our ability to establish and sustain beneficial relationships with sales reps and provider organizations, and others. Some of these forward-looking statements can be identified by the use of forward-looking terminology including "believes," "expects," "may," "will," "should," or "anticipates" or their negative forms, or other variations on them, or by their proximity to discussions of strategies that involve risks and uncertainties. When reading these forward-looking statements, you should recognize that they:

     o    discuss our future expectations, which may or may not come to pass;

     o imply projections of our future operating results or financial condition that could vary;

     o    state other forward-looking information.

     We think discussing our future expectations can be valuable to you; however, you should consider the prospect of events occurring in the future over which we have no control, and the possibility of conditions arising that we could not accurately predict.


ITEM 2 - DESCRIPTION OF PROPERTY

     We do not own any real property. We have not yet adopted any policies regarding investment in real property, as we do not expect to make any real estate purchases in the foreseeable future.


ITEM 3 - LEGAL PROCEEDINGS

     We know of no current or threatened legal proceedings involving us.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were voted upon by written consent of shareholders in lieu of a formal meeting, as authorized by Nevada state law and the bylaws of the corporation:

      Plan of reorganization, redomiciling the company from Utah to Nevada:
      11,126,000 shares in favor, 0 against, 987,400 abstaining (adjusted for a 10-for-1 forward split effective April 10, 2003).

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market

     Our authorized capital consists of 175,000,000 shares of $.001 par value common stock, and 25,000,000 shares of undesignated preferred stock. As of August 31, 2003 we had 23,395,000 shares of common stock issued and outstanding, of which 254,000, or 0.65%, were held by our affiliates. However, taking into account securities convertible into our common stock, affiliates held 41.4%.

     There is currently no trading market for our shares, so purchasers of our common stock may find it difficult or impossible to dispose of them. We are in the process of applying to the National Association of Securities Dealers ("NASD") to have our shares quoted on the Over-the-Counter Bulletin Board ("OTC-BB") electronic quotation system, but we cannot assure you when, if ever, an active trading market in our shares will develop.

     We believe that approximately 21,000,000 shares of our common stock may be eligible for resale under Section (k) of Rule 144 of the Securities Act of 1933. Should a trading market in our stock develop, and should a significant number of these eligible shares be offered for sale, our stock price would likely fall.

Holders of Common Stock

     As of August 31, 2003 there were 59 holders of record of our common stock. That number does not include stockholders for whom shares were held in nominee or street name.

Transfer Agent

     The Transfer Agent and Registrar for our common stock is Holladay Stock Transfer of Scottsdale, Arizona.

Preferred Stock

     As of August 31, 2003 there were 1,600,000 shares of $.001 par value preferred stock outstanding, designated as "Series A." All of the shares were issued to our President, Antoine Jarjour, in exchange for services to the company relating to the development and implementation of our business plan and organization. Each share is convertible into 10 shares of our common stock. The shares pay a quarterly dividend equal to $.0075 per year per share, beginning one year following their issue and continuing until conversion. Our board of directors has sole power to designate classes and series of preferred stock.

Dividend Policy

     Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. However, we have not paid any cash dividends since our inception, and it is unlikely that we will pay cash dividends on the common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     The following securities were sold by officers of the Company without the use of an underwriter. In effecting the sales, we relied on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering, and on Regulation D. We believe that all such sales were made by our executive officers in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and the company believes them to be, members of one or more of the following classes:

a.   Officers, directors, promoters or control persons of the issuer; or

b. Individuals or entities who are accredited investors as defined in Rule 501 of Regulation D under the Securities Act of 1933; or

c.   Individuals who:

     i.   Are knowledgeable and sophisticated in investment matters;

     ii. Are able to assess the risks of an investment such as in our securities;

     iii. Are financially able to bear the risk of a loss of their entire investment; and

     iv. Have access to pertinent information regarding the issuer and its operations.

The shares are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear a legend to that effect. No commissions or underwriting fees were paid to any party in connection with the sales.

-----------------------------------------------------------------------------------------------------------
          Date                    Class                Amount         Price(US$.share)       # of Purchasers
-------------------- ------------------------------- --------------- ------------------ -------------------
                     $.001 par value Series A            1,600,0001         $0.016                1
                     Preferred Stock
4/14 - 6/30/2003     $.001 par value Common Stock         2,036,000          $0.25                9
                     Common Stock Purchase Warrant          509,000          $0.002               9
7/22/2003            $.001 par value Common Stock            30,000          $0.25                1
                     Common Stock Purchase Warrant            7,500          $0.002               1

-----------------------------------------------------------------------------------------------------------

(1) Issued to the president of the company in exchange for business planning and organizational services in connection with the company's membership discount medical plan business.
(2)  One warrant was issued with each four common shares subscribed.

In addition, subsequently to the period covered by this annual report the following securities were issued pursuant to our Stock Benefit Plan:

----------------- -------------------------------- -------------- ------------
       Date                   Class                    Amount      Issued to:
----------------- -------------------------------- -------------- ------------
----------------- -------------------------------- -------------- ------------
July 22, 2003     $.001 par value Common Stock*          200,000    Officer
July 22, 2003     $.001 par value Common Stock*           75,000    Employee
July 23, 2003     $.001 par value Common Stock*           54,000    Officer
----------------- -------------------------------- -------------- ------------
*  Restricted


Employee Stock Benefit Plan

     In July 1, 2003, subsequent to the period covered by this report, we adopted our 2003 Stock, Option and Restricted Stock Benefit Plan. On July 21, 2003, we filed a registration statement on Form S-8 to register 5,000,000 shares of our $.001 par value common stock for possible issuance under the plan. The plan permits the company to issue both incentive stock options and non-qualified stock options, as well as direct awards of either registered or restricted stock. The full board serves as the administration committee and determines eligibility and awards. No shares or options were issued under the plan during the period covered by this annual report. The foregoing table lists shares issued under the plan as of the date of this annual report.


Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2003.

Results Of Operations For Fiscal Year Ended June 30, 2003

     Since our inception, we have funded our activities by issuing stock. Although we will continue periodically to seek external sources of funds, there can be no assurance that we will be able to raise sufficient capital to fund our operations. If we do raise equity capital, depending on the number of shares issued and the issue price of the shares, current shareholders' interests may be diluted.

     Substantially all of our sales, expenses financing and investment activity occurred in the fourth quarter, as we began to implement our new business plan. During our year ended June 30, 2003 we raised net cash proceeds from equity financing in the amount of $459,000. These were sales of our $.001 par value common stock made without registration under the Securities Act of 1933 (the "Act"), pursuant to a private placement under Regulation D of the Act.

     We had net realized sales of $26,892 for the year, plus $74,975 in deferred revenues for prepaid annual memberships. Currently, all of our Card products are sold as renewable annual memberships, for which we receive either monthly payments or a discounted payment in advance for the entire term. Where we receive monthly payments, we recognize revenue each month as we receive the payments. In the case of pre-paid memberships, we defer both the revenue and the cost, recognizing them pro-rata over the succeeding periods for the period of the membership.

     Expenses in the period were $259,741 and included $50,000 in non-recurring charges for goodwill (in connection with the reorganization - see Note 2 to the Financial Statements) and the payment in preferred stock to our President (see
Note 3 to the Financial Statements).

     Also during the period, we assumed from a company that is now in bankruptcy certain capital leases covering computer and communications equipment to be used in our customer service call center. We estimate the useful life of the equipment to be 3-5 years; we expensed $11,176 in the period as depreciation.

     The Company's consolidated financial statements were prepared on a going concern basis, which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability to continue as a going concern is dependent on the Company's ability to generate profitable operations in the future, to maintain adequate financing, and to achieve a positive cash flow. There is no assurance it will be able to meet all or any of such goals.


Plan Of Operation For Fiscal Year 2003

     At our present levels of revenues and expenses, we expect the funds we received in the private placement to support the Company's operations for approximately nine months into the year. It is likely that we will need to raise additional capital to sustain our administrative and marketing expenditures before we achieve significant revenues from operations. As of the end of the period, we had not yet begun to realize revenues from our remarketing agreement with BTI, so we remain uncertain as to the level of revenues to expect from that source. We expect revenues from our UIS/Quixtar remarketing agreement to continue to increase, although not to a level sufficient to cover our expenses for the foreseeable future.

Item 7 - FINANCIAL STATEMENTS

                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009



Board of Directors and Stockholders
Perfect Health Care Corp.


                          INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of International Perfect Health Care Corp. (A Nevada Corporation) as of June 30, 2003 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Perfect Health Care Corp. and the results of its operations, stockholders' equity and cash flows for the years ended June 30, 2003 and 2002, in conformity with generally accepted accounting principles.




Randy Simpson, CPA, P.C.
A Professional Corporation
September 26, 2003
Sandy, Utah

                            PERFECT HEALTH CARE CORP.
                                  Balance Sheet
                                  June 30, 2003

                                   ASSETS
Current assets

      Cash and cash equivalents                                   $   246,516
      Accounts receivable                                              56,758
      Prepaid expenses                                                 32,776
                                                                  ------------
                                 Total Current Assets                 336,050
Property and Equipment

       Ofice furniture and equipment                                   11,309
       Vehicles                                                         6,064
       Leasehold improvements                                           1,588
       Assets under capital leases                                    188,262
       Less - accumulated depreciation and amortization               (11,176)
                                                                  ------------
                           Net Property and Equipment                 196,047
                                                                  ------------
                                                                  $   532,097
                                                                  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

      Accounts payable and
        accrued liabilities                                      $      18,407
      Deferred revenue                                                  74,975
      Advances by stockholder and director                              20,000
      Current portion of capital lease obligations                      50,816
                                                                 --------------
                           Total Current Liabilities                   164,198

Long Term Liabilities

      Capital lease obligations                                        176,158
      Less - current portion of
        capital lease obligations                                      (50,816)
                                                                 --------------
                         Total Long Term Liabilities                   125,342

Stockholders' Equity

      Series A convertible preferred stock                               1,600
      Common stock                                                      23,066
      Paid in capital                                                  531,834
      Less stock subscriptions receivable                              (72,500)

                                 Accumulated Deficit                  (241,443)
                                                                 --------------
                          Total Stockholders' Equity                   242,557
                                                                 --------------
                                                                 $     532,097
                                                                 ==============

                 See accompanying notes to financial statements

                            PERFECT HEALTH CARE CORP.
                             Statement of Operations
                       Years Ended June 30, 2003 and 2002


                                                   2003               2002
                                              ------------        ------------

Income From Card Sales                        $     26,892        $          -
Cost of Card Sales                                   8,594                   -
                                              -------------       -------------
Gross Profit                                        18,298                   -

Expenses
       Selling,general and
         administrative expense                    244,899               1,812
       Interest expense - net                        3,666                   -
       Depreciation                                 11,176                   -
                                              -------------       -------------

                       Total Expenses              259,741               1,812
                                              -------------       -------------


                             Net Loss         $   (241,443)       $     (1,812)
                                              =============       =============


Net Loss Per Common Share                     $      (0.01)       $      (0.00)
                                              =============       =============

Weighted Average Common Shares Outstanding      21,688,667          21,000,000
                                              =============       =============


                 See accompanying notes to financial statements

                            PERFECT HEALTH CARE CORP.
                             Statement of Cash Flows
                        Years ende June 30, 2003 and 2002


                                                                      2003            2002
                                                                  ------------    -----------

Operating Activities
     Net loss                                                     $  (241,443) $  $   (1,812)
         Adjustments to reconcile net loss to cash used
            by operating activities:
            Depreciation and amortization                              11,176              -
            Deferred revenue                                           74,975
            Issuance of preferred stock                                25,000
            Write-off of goodwill                                      25,000
            Changes in operating assets and liabilities
                Increase in accounts receivable                       (56,758)
                Increase in prepaid expenses                          (32,776)
                Increase in accounts payable & accrued liabilities     18,407     $      974
                Increase in advances                                   10,000     $      838
                                                                  ------------    -----------
                               Cash used by operating activities     (166,419)             -

Investing Activities
     Purchase net assets of Love Calendar, Inc.                       (15,000)
     Purchase of property and equipment                               (18,961)
     Assumption of capital leases                                    (188,262)
                                                                  ------------    -----------
                               Cash used by investing activities     (222,223)             -

Financing Activities
     Issuance of common stock for Love Calendar, Inc.                  15,000
     Sale of common stock for cash                                    444,000
     Net increase in capital leases                                   176,158
                                                                  ------------    -----------
                           Cash provided by financing activities      635,158              -
                                                                  ------------    -----------
Net Increase in Cash                                                  246,516              -

Cash at the beginning of the year                                           -              -
                                                                  ------------    -----------
Cash at the end of the year                                       $   246,516  $           -
                                                                  ============    ===========
Cash payments for income taxes                                    $         -  $           -
                                                                  ============    ===========
Cash payments for interest                                        $     4,127     $        -
                                                                  ============    ===========

                 See accompanying notes to financial statements

                            PERFECT HEALTH CARE CORP.
                   Statement of Changes in Shareholders Equity
                       Years Ended June 30, 2003 and 2002


                                                                                              Stock
                                  Preferred Stock         Common Stock         Paid in     Subscriptions   Accumulated
                               Shares       Amount     Shares       Amount     Capital      Receivable       Deficit         Total
                              ---------  -----------  ---------  -----------  ------------------------------------------------------

 Balance June 30, 2001                               21,000,000    $ 21,000     $ (6,000)                    $ (26,901)   $ (11,901)

 Net loss for the year
  ended June 30, 2002                                                                                           (1,812)      (1,812)
                              -----------------------------------------------------------------------------------------------------

 Balance June 30, 2002                 -             21,000,000      21,000       (6,000)             -        (28,713)     (13,713)

 Isuance of stock to
   acquire Love
   Calendar, Inc.                                    21,000,000      21,000       (6,000)                                    15,000

 Disolution of
   Love Calendar, Inc.                              (21,000,000)    (21,000)       6,000                        28,713       13,713

 Proceeds from private
   placement net of stock
   subscriptions receivable                           2,066,000       2,066      514,434        (72,500)                    444,000

 Issuance of preferred stock   1,600,000    1,600                                 23,400                                     25,000

 Net loss for the year
  ended June 30, 2003                                                                                         (241,443)    (241,443)

                              ------------------------------------------------------------------------------------------------------
 Balance June 30, 2003         1,600,000  $ 1,600    23,066,000    $ 23,066    $ 531,834      $ (72,500)    $ (241,443)   $ 242,557
                              ======================================================================================================

                 See accompanying notes to financial statements

                            PERFECT HEALTH CARE CORP.

                          Notes to Financial Statements

                                  June 30, 2003





1.   Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

Perfect Health Care Corp. ("the Company") was incorporated in the State of Utah on August 17, 1987 as Love Calendar, Inc., for the purpose of developing and marketing specialty advertising and promotional products. The Company raised a modest amount of capital in a Rule 504 limited offering, but was generally unsuccessful in developing the concept into a viable enterprise. Ultimately the Company abandoned its business plan after exhausting its funds and after failing to raise additional capital. Following several years of seeking out and examining a number of business opportunities, the Company adopted the current business plan.

In April, 2003 the Board of Directors adopted, and the shareholders approved, a plan of reorganization whose sole purpose and effect was to move the company's domicile from Utah to Nevada. Shortly thereafter, the Company appointed new officers, adopted its current business plan, and effected a 10-for-1 forward stock split.

The Company is engaged in a business that addresses the growing need in the U.S. for access to affordable health care. The major product is the National Health Care Card(R) (the "Card") which supplements insurance and other options available to consumers to reduce their out-of-pocket costs for health care services and prescriptions. The Card is not an insurance product. Rather, the Card provides the consumer with access to networks of providers who are members of Preferred Provider Organizations or other provider organizations. Such providers have agreed to honor the Card and accept reduced fees from patients who pay cash for their services and prescription drugs.

Customers enter into a contract with the Company to purchase the Card on either an annual or monthly basis. Annual contracts are paid for in advance. The Company does not pay any portion of the fee for services or prescriptions purchased with the Card by customers. Rather the Company provides a "hotline" to customers through which enrolled providers in the customer's general area are located and other related customer problems are addressed.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company sells the Card either through annual contracts with customer payment due at the time the contract is executed or on a month-to-month basis with payment due each month. Revenue from the sale of annual contracts is recognized in the month it is earned. Revenue related to month-to-month agreements is recognized as payments are received from the customers.

Expense Recognition

In accordance with the above revenue recognition policy, the Company defers the cost of retentions (amounts paid to sellers of the product) and fulfillment cost (costs of literature and card preparation and mailing) related to annual contracts and includes these in prepaid expenses. Such assets are charged to expense in the same manner in which the revenue is recognized.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit or cash investments purchased with original maturities of three months or less.

Prepaid Expenses

Prepaid expenses consist mainly of retention and fulfillment costs related to annual contracts. See "Expense Recognition", above.

Property and Equipment

Depreciation and amortization are charged to operations, using the straight-line method, over the estimated useful lives of the related assets as follows:

          Office furniture & equipment          3 - 5 years
          Vehicles                              5 years
          Leasehold improvements                3 years
          Assets under capital leases           3 - 5 years

Maintenance, repairs and minor renewals are charged to operations as incurred. Additions and betterments are capitalized. When assets are disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Deferred Revenue

Deferred revenue consists of amounts received from annual contracts for which the Company's period of performance has not passed. See "Revenue Recognition", above.

Stock Subscriptions Receivable

Stock subscriptions receivable consists on amounts owed at June 30, 2003 by subscribers to the Company's private placement. Such amounts were collected subsequent to year end.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are to be adjusted through the provision for income taxes. At June 30, 2003 the Company had not provided for any deferred tax liabilities due to lack of profitable operations and no deferred tax assets due to the availability of net operating loss carry forwards. At June 30, 2003 the Company had approximately $165,000 of net operating loss carry forwards which expire in 2018.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding. Preferred shares and warrants are not included in the calculation of earnings per share because the effect would be anti-dilutive.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

Fair Value of Financial Instruments

The recorded amounts of cash, cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and deferred revenue approximate fair value because of the short-term maturity of these items.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards

Recent Accounting Pronouncements (Continued)

No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively. In April and June 2002, the Financial Accounting Standards Board issued Standard No. 145, Reporting Gains and Losses from Extinguishment of Debt (SFAS 145) and Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148). In April 2003 the Financial Accounting Standards

Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). In May 2003 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).

SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. The Company's issuance of common stock in connection with the acquisition of all the issued and outstanding shares of Love Calendar, Inc. was accounted for as a purchase in accordance with this Statement.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under these rules, the Company is no longer required or allowed to amortize goodwill and other intangible assets with indefinite lives, but is subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. The Company adopted SFAS 142, which resulted in the write-off of goodwill recorded in connection with the acquisition of Love Calendar, Inc.

SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The provisions of SFAS 143 did not have a material impact on the Company's results of operations and financial position.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the Company's results of operations and financial position.

SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective in fiscal years beginning after May 15, 2002, with early adoption permitted. The provisions of SFAS 145 did not have a material impact on the Company's consolidated results of operations and financial position.

SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities addresses the accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previously, under Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 146 will not have a material impact on its results of operations and financial position upon adoption. The Company plans to adopt SFAS 146 effective July 1, 2003. SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure, amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value base method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method for accounting for stock-based employee compensation and the effect of the method used in reported financial results. SFAS 148, paragraphs 2(a)-2(e), are effective for financial statements for fiscal years ending after December 15, 2002. Earlier application is permitted. SFAS 148 paragraph 2(f) and the amendment to APB Opinion No. 28, Interim Financial Reporting, shall be effective for financial reports containing condensed statements for interim periods beginning after December 15, 2002. Earlier adoption is permitted. The Company adopted the disclosure provisions of SFAS 148 effective June 30, 2003. As permitted under SFAS 148 the Company continues to apply the recognition provisions of APB Opinion No. 25. Accounting for stock issued to employees, in determining its stock compensation expense. SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into after June 30, 2003. The Company expects that the provisions of SFAS 149 will not have a material impact on its results of operations and financial position upon adoption.

SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company expects that the provisions of SFAS 150 will not have a material impact on its results of operations and financial position upon adoption. In August 2002, Congress adopted the Sarbanes-Oxley Act of 2002, imposing new, more stringent accounting and reporting requirements on all public companies. The Company has complied with all applicable requirements of Sarbanes-Oxley, and these requirements did not have a material impact on the Company's financial position or results of operations.

2.   Reorganization

In April 2003 the Company issued 21,000,000 common shares to acquire all the 2,100,000 issued and outstanding common shares of Love Calendar, Inc. Love Calendar, Inc. had previously been a "public reporting company under the Securities Exchange Act of 1934, as amended, but had no significant operations of its own immediately before or after the acquisition.

The transaction has been accounted for as a purchase in accordance with SFAS
141. The purchase price, net of a $10,000 liability assumed by the Company, was $15,000 and was determined by estimating the cost of registering the Company's shares under Section 12(g) of the Act. This resulted in goodwill of $25,000.

Based on the requirements of SFAS 142, this goodwill was subsequently tested for impairment. Due to the lack of historic operating profits and the non-assurance of future profitable operations, the entire amount of goodwill was written off at June 30, 2003 and included in general and administrative expense in the accompanying financial statements. None of this amount is expected to be deductible for income tax purposes.

Following is a condensed balance sheet for Love Calendar, Inc. at the acquisition date:

      Goodwill                             $25,000
                                           -------
      Total Assets                         $25,000
                                           =======

      Advance by stockholder               $10,000
      Net equity                            15,000
                                          --------
      Total liabilities and equity         $25,000
                                           =======


3.   Capital Stock

The Company's capital stock consists of the following:

      Series "A" convertible preferred stock - par value $.001, authorized 25,000,000 shares; 1,600,000 shares issued and outstanding in 2003, none in 2002. Each share of Series "A" convertible preferred stock is convertible into 10 shares of the Company's common stock at the option of the holder.

      Common stock - par value $.001, authorized 200,000,000 shares; 23,066,000 shares issued and outstanding in 2003, 21,000,000 in 2002.

     In April 2003 the Company approved a 10 for 1 split of its common shares with no change in the par value. This split has been retroactively reflected in the accompanying financial statements. In its financial reports, the Company adjusts share figures from earlier periods to be comparable to the post-split amounts.

Private Placement - In June 2003 the Company completed a private placement of its common stock in which it realized $516,500 through the sale of 2,066,000 shares of common stock at $.25 per share. Subscribers also received a warrant to purchase one share of common stock with each four shares purchased in the private placement. The exercise price of each warrant is $.50 per share and all warrants expire, if not exercised, on August 29, 2004. At June 30, 2003, $72,500 related to the private placement had not been collected and is shown as stock subscriptions receivable in the accompanying financial statements.

Series "A" Convertible Preferred Stock - On April 9, 2003 the Company issued 1,600,000 shares of its Series "A" convertible preferred stock to its president in connection with consulting services he provided during the Company's formation and start-up. The preferred stock was valued at approximately $.016 per share.

4.   Capital Leases

In March 2003 the Company assumed certain capital leases originally entered into by another company which is currently in bankruptcy. The leases are for computer equipment, copiers and a phone system and are guaranteed by an otherwise non-affiliated company controlled by the president.

Capital lease amounts included in Property and equipment at June 30, 2003 are as follows:

     Assets under capital leases          $182,262
     Accumulated amortization              (10,463)
                                          ---------
     Total                                $171,799
                                          =========


Minimum capital lease obligations, net of interest and executory costs at June 30, 2003 are as follows:

     2004             $50,816
     2005              47,680
     2006              40,049
     2007              33,936
     2008               3,677
                     --------
     Total           $176,158
                     ========

5.   Related Party Transactions

Office Rental - The Company rents office space from the president on a month-to-month basis for $2,375 per month.

Advance by Stockholder - The Company assumed a $10,000 liability to a shareholder as a result of the acquisition of Love Calendar, Inc. Management intends to extinguish this liability through the subsequent issuance of stock in the Company.

Advance by Director - a director advanced $10,000 to the Company to assist with start-up. This advance is non-interest bearing and due on demand.

6.   Subsequent Event

Pursuant to the 2003 Stock Option and Restricted Stock Benefit Plan, the Company issued 329,000 shares of the Company's common stock to officers and key employees in July, 2003.




Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We had no changes in or disagreements with our accountants during the period.


Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

          Name               Age          Position              Service Began
     -------------------------------------------------------------------------
     Antoine Jarjour         47         President, CEO,          April 2003
                                        Acting CFO, Director
                             37
     Roula Jarjour                      Secretary                July 2003

     Charles Tardanico       64         Director                 April 2003

     Richard Dagg            56         Director                 April 2003

     Charles Carofoli        56         Director                 April 2003

---------------
Note: The full board acts as both the audit committee and the compensation committee. The Company intends to seek at least one independent director to serve on the audit committee who qualifies as a "financial expert" pursuant to
Section 407 of the Sarbanes-Oxley Act of 2002, and SEC rules promulgated thereunder, but has not as yet done so.


     Antoine Jarjour, age 47, is President and a Director of the Company. He earned a B.A. Degree in Business Administration in 1977 and a Masters in Business Administration in 1982. Since 1989 Mr. Jarjour has served as President and CEO of Meray Corp., and its affiliate Seen on Screen, Inc., which together operate more than 50 franchise and company-owned specialty retail stores in high-traffic malls across the U.S. Initially, Mr. Jarjour will devote approximately half of his working hours to the business of the Company.

     Roula Jarjour, age 38, is Secretary and the spouse of Antoine Jarjour. Ms. Jarjour holds a Bachelor of Arts degree in literature and has served as vice president and corporate secretary for Meray Corp. and Seen on Screen, Inc. since1989. Ms. Jarjour currently devotes about ten hours per week to the business of the Company.

     Charles Carofoli, age 56, was appointed independent director in April of 2003 to fill a vacancy on the Board until the next annual meeting of shareholders. Mr. Carofoli has extensive marketing and management experience, having served since 1989 as President and CEO of Mayflower Food and Spirits, a retail marketing complex including auto service and repair, grocery and liquor sales, and a full-line delicatessen.

     Charles W. Tardanico, age 64, was appointed independent director in April of 2003 to fill a vacancy on the Board until the next annual meeting of shareholders. Mr. Tardanico received a B.S. Degree from Fitchburg State College in 1971, and a Masters in Education from Suffolk University, Boston, in 1974. Since 1985 Mr. Tardanico has been the owner and general manager of East Bay Builders, Inc., a builder and remodeler of residential buildings on Cape Cod.

     Richard L. Dagg, age 56, was appointed independent director in April of 2003 to fill a vacancy on the Board until the next annual meeting of shareholders. Mr. Dagg received a B.A. Degree from Washington State University in 1969. He has worked in Sales Management since 1978, including seven years as Vice President of Sales for Hunter Douglas and six years as National Vice President of Sales for Comfort-Tex Corp.Mr. Dagg currently devotes between 16 and 24 hours per week to the business of PHCC, which expects to increase during the coming year to as much as 32 hours per week.

Code of Ethics

     We have not yet adopted a code of ethics for the company's senior financial officers, as provided in Section 406 of the Sarbanes-Oxley Act of 2002, and SEC rules promulgated thereunder. We expect to do so in the near future.

Compliance With Section 16(A) Of The Exchange Act

     We are informed and believe that our three officers neglected to timely file initial reports as required under Section 16(a) of the Securities Exchange Act of 1934 during the period. We are further informed that each officer expects meet his or her filing obligations under Section 16(a) within 14 days of the date of this report.


Item 10  -  EXECUTIVE COMPENSATION

Summary Compensation Table

     We did not pay salaries or other compensation to directors or officers in either of our two most recent fiscal years. Subsequent to June 30, 2003 we made a one-time award of restricted stock to our president and vice president in the amounts of 54,000 and 200,000, respectively. Our board of directors expects to adopt during fiscal 2004 a modest non-cash compensation plan for executive officers in lieu of salaries or other cash compensation.

     No funds were set aside or accrued by the Company during fiscal year 2003 or 2002 to provide pension, retirement or similar benefits for directors or executive officers.


Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of August 31, 2003, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by each executive officer; and (iv) by all executive officers and directors of the Company as a group. Amounts presented give effect to the April 9, 2002 one-for-ten forward stock split. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

-----------------------------------------------------------------------------
 Title                                                          Percent of
of Class        Persons or Group            Shares Owned           Class
-----------------------------------------------------------------------------

Common          Antoine Jarjour             8,054,000(1)           20.4%
Common          Roula Jarjour               8,000,000(2)           20.3%
Common          Richard Dagg                  250,000(3)            0.6%

-----------------------------------------------------------------------------
Common          Officers and Directors
                as a Group (3)             16,304,000              41.4%
-----------------------------------------------------------------------------

(1) President and a director of the company. Includes 8,000,000 shares issuable upon conversion of 800,000 shares of Series A Preferred stock.

(2) Secretary of the corporation, and spouse of Antoine Jarjour. Includes 8,000,000 shares issuable upon conversion of 800,000 shares of Series A Preferred stock. The Jarjours share beneficial ownership and dispositive power of both the preferred stock.

(3) Vice president and a director. Includes 50,000 shares issuable upon exercise of warrants.


     There are currently no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company.

     The tables below provides information, as of June 30, 2003, as to the number of outstanding shares of common stock subject to warrants held by directors and officers of the Company.

                    Warrants Outstanding - Directors/Officers
                               As Of June 30, 2003

---------------------------------------------------------------------
                                                          Number of
Expiration Date              Exercise Price             Common Shares
---------------------------------------------------------------------

August 29, 2004                   $0.50                    50,000

---------------------------------------------------------------------
                                  Total                    50,000



Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Office Lease

     We lease office space on a month-to-month basis from our President, Mr. Antoine Jarjour, for $2,375 per month. The board of directors, with Mr. Jarjour abstaining, made a determination that the terms of the rental arrangement were equivalent to or more favorable than the company could obtain from an independent party.

Equity Stock for Services

     We issued 1,600,000 shares of preferred stock to our President in exchange services in connection with the planning and organization of our medical savings plan business, valued at $25,000. Our board of directors with Mr. Jarjour abstaining, made a determination that the issuance was reasonable and in the best interests of the company.

Item 13  -  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     The following exhibits are incorporated into this Form 10-KSB Annual
Report:


     Exhibit No.          Description

        2.1               Plan of Reorganization(1)
        3.1               Articles of Incorporation(2)
        3.2               Bylaws(2)

     ---------------------
1. previously filed with the Company's Form 8-K for April 10, 2003, Amendment No. 1, filed on EDGAR June 6, 2003 and incorporated herein by reference.
2. previously filed with the Company's Form 8-K12G3 filed on EDGAR April 10, 2003 and incorporated herein by reference.

Reports on Form 8-K

         Form 8-K12G3 filed on EDGAR April 10, 2003
         Form 8-K filed on EDGAR April 15, 2003
         Form 8-K/A filed on EDGAR June 6, 2003


                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PERFECT HEALTH CARE CORP.


Dated:  January 29, 2002                   /s/ Antoine Jarjour
                                           ----------------------------------
                                           President, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Antoine Jarjour          President, Chief Executive     September 29, 2003
-----------------------      Officer, Acting Chief
                             Financial Officer, Director



/s/ Roula Jarjour            Secretary                      September 29, 2003
-----------------------



/s/ Charles Carafoli         Director                       September 29, 2003
-----------------------



/s/ Charles Tardanico        Director                       September 29, 2003
-----------------------


/s/ Richard Dagg             Vice President,
-----------------------      Marketing and Sales,           September 29, 2003
                             Director

                                 CERTIFICATIONS

I, Antoine Jarjour, certify that:

1. I have reviewed this annual report on Form 10-KSB of Perfect Health Care
Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ Antoine Jarjour
----------------------
President and CEO

I, Antoine Jarjour, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Perfect Health Care Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ Antoine Jarjour
-------------------------------
Acting Chief Financial Officer