Form 10QSB
period 2003-09-30
PERFECT HEALTH CARE CORP
filed 2003-11-20
CIK 1114931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                                -----------------

                        Commission File Number: 000-30697


                            PERFECT HEALTH CARE CORP.
           ----------------------------------------------------------
           (Exact name of small business as specified in its charter)



                 Nevada                                  48-1302159
   ----------------------------------               -------------------
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                 Identification No.)



                   4017 Colby Ave., Everett, Washington 98201
            --------------------------------------------------------
                    (Address of principal executive offices)


                                 (425) 258-4222
                          ---------------------------
                          (Issuer's telephone number)

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

                             RANDY SIMPSON CPA, P.C.
                            11775 SOUTH NICKLAUS ROAD
                                SANDY, UTAH 84092
                              PHONE (801) 572-3009

Board of Directors and Stockholders
Perfect Health Care Corp.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of Perfect Health Care Corp. (A Nevada Corporation) as of September 30, 2003, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Perfect Health Care Corp.

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

I have audited, in accordance with generally accepted auditing standards, the balance sheet of Perfect Health Care Corp. as of June 30, 2003 and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in my report dated September 26, 2003, I expressed an unqualified opinion on those financial statements. In my opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Randy Simpson, CPA, P.C.
A Professional Corporation

November 19, 2003
Sandy, Utah

                            PERFECT HEALTH CARE CORP.
                         (A development stage company)
                                  Balance Sheet
                         September 30 and June 30, 2003

                                                              SEPTEMBER 30        JUNE 30
                                                                  2003              2003
                                                             -------------    --------------
        ASSETS                                                (Unaudited)

Current assets

      Cash and cash equivalents                              $    112,358     $     246,516
      Accounts receivable                                          46,815            56,758
      Prepaid expenses                                             68,494            32,776
                                                             -------------    --------------
                                   TOTAL CURRENT ASSETS           227,667           336,050

PROPERTY AND EQUIPMENT

      Office furniture and equipment                               13,371            11,309
      Vehicles                                                      6,064             6,064
      Leasehold improvements                                        1,588             1,588
      Assets under capital leases                                 188,262           188,262
      Less - accumulated depreciation
        and amortization                                          (22,770)          (11,176)
                                                             -------------    --------------
                             NET PROPERTY AND EQUIPMENT           186,516           196,047
                                                             -------------    --------------

                                                             $    414,183     $     532,097
                                                             =============    ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

      Accounts payable and accrued liabilities               $     17,091     $      18,407
      Deferred revenue                                             60,660            74,975
      Advances by stockholder and director                         28,951            20,000
      Current portion of capital lease obligations                 51,805            50,816
                                                             -------------    --------------
                              TOTAL CURRENT LIABILITIES           158,507           164,198

LONG TERM LIABILITIES

      Capital lease obligations                                   163,819           176,158
      Less - current portion of capital lease obligations         (51,805)          (50,816)
                                                             -------------    --------------
                            TOTAL LONG TERM LIABILITIES           112,014           125,342

STOCKHOLDERS' EQUITY

      Series A convertible preferred stock                          1,600             1,600
      Common stock                                                 23,395            23,066
      Paid in capital                                             597,305           531,834
      Less stock subscriptions receivable                          (7,500)          (72,500)

                                    ACCUMULATED DEFICIT          (471,137)         (241,443)
                                                             -------------    --------------
                             TOTAL STOCKHOLDERS' EQUITY           143,663           242,557
                                                             -------------    --------------

                                                             $    414,183     $     532,097


                 See accompanying notes to financial statements.

                            PERFECT HEALTH CARE CORP.
                         (A development stage company)
                             Statement of Operations
                 Three Months Ended September 30, 2003 and 2002


                                                      September 30,      September 30,
                                                           2003               2002
                                                     ---------------     ---------------
                                                       (Unaudited)         (Unaudited)


INCOME FROM CARD SALES                               $       33,097      $

COST OF CARD SALES                                           11,267
                                                     ---------------     ---------------

GROSS PROFIT                                                 21,830                   -

EXPENSES

      Selling,general and administrative expense            235,807               1,812
      Interest expense - net                                  4,124
      Depreciation                                           11,594
                                                     ---------------     ---------------

                                     TOTAL EXPENSES         251,524               1,812
                                                     ---------------     ---------------


                                           NET LOSS  $     (229,695)     $       (1,812)
                                                     ===============     ===============


Net Loss Per Common Share                            $        (0.01)     $        (0.00)
                                                     ===============     ===============

Weighted Average Common Shares Outstanding               23,285,330          21,000,000
                                                     ===============     ===============




                 See accompanying notes to financial statements.

                            PERFECT HEALTH CARE CORP.
                         (A development stage company)
                             Statement of Cash Flows
                 Three Months Ended September 30, 2003 and 2002

                                                  2003             2002
                                             -------------    -------------
                                              (Unaudited)      (Unaudited)

Cash used by operating activities            $   (119,756)    $          -
INVESTING ACTIVITIES

     Purchase of property and equipment            (2,062)

FINANCING ACTIVITIES

     Payments on capital leases                   (12,339)
                                             -------------    -------------

NET DECREASE IN CASH                             (134,158)               -

CASH AT THE BEGINNING OF THE PERIOD               246,516                -
                                             -------------    -------------

CASH AT THE END OF THE PERIOD                $    112,358     $          -
                                             =============    =============


CASH PAYMENTS FOR INCOME TAXES               $          -     $          -
                                             =============    =============

CASH PAYMENTS FOR INTEREST                   $      4,124     $          -
                                             =============    =============




                 See accompanying notes to financial statements.

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

     In April, 2003 the Board of Directors adopted, and the shareholders approved, a plan of reorganization whose sole purpose and effect was to move the company's domicile from Utah to Nevada. Shortly thereafter, the Company appointed new officers and adopted its current business plan.

     The Company is engaged in the business that addresses the growing need in the U.S. for access to affordable health care. The major product is the National Health Care Card (Card) which supplements insurance and other options available to consumers to reduce their out-of-pocket costs for health care services and prescriptions. The Card is not an insurance product. Rather, the Card provides the consumer with access to networks of providers who are members of Preferred Provider Organizations or other provider organizations. Such providers have agreed to honor the Card and accept reduce fees from patients who pay cash for their services and prescription drugs.

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

2.   REORGANIZATION

     In April 2003 the Company issued 21,000,000 common shares to acquire all the 2,100,000 issued and outstanding common shares of Love Calendar, Inc. Love Calendar, Inc. had previously been a "public reporting shell" corporation with no significant operations of its own either before or after the acquisition.

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

     PRIVATE PLACEMENT - In June 2003 the Company completed a private placement of its common stock in which it realized $516,500 through the sale of 2,066,000 shares of common stock at $.25 per share. Subscribers also received a warrant to purchase one share of common stock with each four shares purchased in the private placement. The exercise price of each warrant is $.50 per share and all warrants expire, if not exercised, on August 29, 2004. At September 30, 2003, $7,500 related to the private placement had not been collected and is shown as stock subscriptions receivable in the accompanying financial statements.

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

     Capital lease amounts included in Property and equipment at June 30, 2003 are as follows:

         Assets under capital leases       $182,262
         Accumulated amortization           (10,463)
                                            --------
         Total                             $171,799
                                            =======

     Minimum capital lease obligations, net of interest and executory costs at June 30, 2003 are as follows:

          2004          $ 50,816
          2005            47,680
          2006            40,049
          2007            33,936
          2008             3,677
                        --------
          Total         $176,158
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

6.   STOCK PLAN

     Pursuant to the 2003 Stock Option and Restricted Stock Benefit Plan, the Company issued 329,000 shares of the Company's common stock to officers and key employees in July, 2003.


ITEM 2 - Management's Discussion and Analysis or Plan of Operation

NOTE: The following discussion should be read in conjunction with our unaudited interim financial statement for the three months ended September 30, 2003 and our audited financial statement for the fiscal year ended June 30, 2003.

Three Months Ended September 30, 2003 versus 2002.

Revenues for the quarter ended September 30, 2003 were $33,097, compared to $0 for the same period in 2002. Operating expenses for the quarter were $251,524 compared with $1,812 for prior year. The increase is attributable to our entry into the membership medical savings card business in April of 2003, whereas the Company had only minimal activity in the prior year. Total operating loss for the quarter was $229,695, or about $.01 per share, versus $1,812 for 2002.

Plan of Operation

Although we are achieving some sales on a regular basis, our current level of revenues is not sufficient to cover our operating expenses. We will have to raise additional capital within the next three months in order to continue our marketing and other business development activities. If we are unable to raise additional capital we may be unable to continue in business.


                          PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings

Insofar as we are aware, there are no legal proceedings, either current, pending, or threatened, involving us or our properties.


ITEM 2 - Changes in Securities and Use of Proceeds

During the period we issued a total of 329,000 shares of restricted common stock to two executive officers and an employee under our 2003 Stock Benefit Plan.

ITEM 3 - Defaults Upon Senior Securities

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders

None.

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports On Form 8-K

a.  Reports on Form 8-K:

     None

b.   Exhibits

     Exhibit No.      Description
     -----------      -----------




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PERFECT HEALTH CARE CORP.


November 19, 2003                               /s/ Antoine Jarjour
-------------------                             ----------------------------
  Date                                          President, Acting Chief
                                                Financial Officer

                                 CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002:

I, Antoine Jarjour, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Perfect Health Care Corp.;

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

Date: November 19, 2003

/s/ Antoine Jarjour
------------------------------
President, CEO, and
Acting Chief Financial Officer