Form 10QSB
period 2003-12-31
PERFECT HEALTH CARE CORP
filed 2004-04-05
CIK 1114931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003


                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                              OF THE EXCHANGE ACT

                For the transition period from __________ to ____________

                        Commission file number: 000-30697



                            PERFECT HEALTH CARE CORP.
           ----------------------------------------------------------
           (Exact name of small business as specified in its charter)


         NEVADA                                           48-1302159
   ---------------------------------                 ---------------------
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                    Identification No.)



                  4017 Colby Avenue, Everett, Washington 98201
                  --------------------------------------------
                    (Address of principal executive offices)


                                 (425) 258-4222
                      -----------------------------------
                           (Issuer's telephone number)


           ---------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by the court.  Yes  [ ]     No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Issued and outstanding as of December 31, 2003: 23,395,000 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]     No  |X|

PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                            PERFECT HEALTH CARE CORP.
                                  Balance Sheet
                                   (Unaudited)

                                                                         December 31       June 30
                                                                             2003            2003
                                                                      ---------------- --------------

                                                ASSETS

Current assets
      Cash and cash equivalents                                       $      (3,257)   $    246,516
      Accounts receivable                                                    54,733          56,758
      Prepaid expenses                                                       66,371          32,776
                                                                      ---------------  --------------
                                             Total Current Assets           117,847         336,050

Property and Equipment
      Office furniture and equipment                                         13,371          11,309
      Vehicles                                                                6,064           6,064
      Leasehold improvements                                                  1,588           1,588
      Assets under capital leases                                           188,262         188,262
      Less - accumulated depreciation and amortization                      (34,363)        (11,176)
                                                                      ---------------  --------------
                                       Net Property and Equipment           174,923         196,047
                                                                      ---------------  --------------

                                                                      $     292,770    $    532,097
                                                                      ===============  ==============


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable and accrued liabilities                        $     118,961    $     18,407
      Deferred revenue                                                       66,228          74,975
      Advances by stockholders and director                                  47,061          20,000
      Current portion of capital lease obligations                           51,805          50,816
                                                                      ---------------  --------------
                                        Total Current Liabilities           284,055         164,198

Long Term Liabilities
      Capital lease obligations                                             155,339         176,158
      Less - current portion of capital lease obligations                   (51,805)        (50,816)
                                                                      ---------------  --------------
                                      Total Long Term Liabilities           103,534         125,342

Stockholders' Equity
      Series A convertible preferred stock                                    1,600           1,600
      Common stock                                                           23,395          23,066
      Paid in capital                                                       597,305         531,834
      Less stock subscriptions receivable                                    (7,500)        (72,500)
                                              Accumulated Deficit          (709,619)       (241,443)
                                                                      ---------------  --------------
                             Total Stockholders' Equity (Deficit)           (94,819)        242,557
                                                                      ---------------  --------------

                                                                      $     292,770    $    532,097
                                                                      ===============  ==============


               See accompanying notes to the financial statements.

                            Perfect Health Care Corp.
                             Statement of Operations
              Three and Six Months Ended December 31, 2003 and 2002
                                  (Unaudited )

                                                     Three Months Ended            Six Months Ended
                                                         December 31,                 December 31,
                                                    2003           2002          2003           2002
                                             --------------- ------------- -------------  ------------

Income From Card Sales                       $       13,417   $            $     46,557   $

Cost of Card Sales                                   15,262                      26,529
                                             --------------- ------------- ------------- --------------
Gross Profit                                        (1,845)             -        20,028              -

Expenses

      Selling,general and
         administrative expense                     223,566           866       459,415            946
      Interest expense - net                          1,478                       5,602
      Depreciation                                   11,594                      23,187
                                             --------------- ------------- ------------- --------------

                             Total Expenses         236,637           866       488,204            946
                                             --------------- ------------- ------------- --------------

                                 Net Income
                                     (Loss)  $    (238,481)  $      (866)  $  (468,176)  $       (946)
                                             =============== ============= ============= ==============


Net Loss Per Common Share                    $       (0.01)  $       0.00  $     (0.02)  $      (0.00)
                                             =============== ============= ============= ==============

Weighted Average Common Shares outstanding       23,395,000    21,000,000    23,340,167     21,000,000
                                              ============== ============= ============= ==============



               See accompanying notes to the financial statements.

                               Perfect Health Care Corp.
                                Statement of Cash Flows
                      Six Months Ended December 31, 2003 and 2002
                                      (Unaudited)

                                           2003                2002
                                    ---------------      ---------------

Cash used by operating activities       $(225,902)       $           -

Investing Activities
     Purchase of property and
     equipment                             (2,062)

Financing Activities
     Payments on capital leases           (21,808)
                                    ---------------      ---------------

Net Decrease in Cash                     (249,773)                   -

Cash at the beginning of the
period                                    246,516                    -
                                    ---------------       --------------

Cash at the end of the period       $      (3,257)       $           -
                                    ===============      ===============


Cash payments for income taxes      $            -       $           -
                                    ===============      ===============

Cash payments for interest          $        5,984       $           -
                                    ===============      ===============


               See accompanying notes to the financial statements.

                            PERFECT HEALTH CARE CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (Unaudited)


1.   Organization and Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements of Perfect Health Care Corp. (The Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements for the interim periods ended December 31, 2003 and 2002 include all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

     For further information, refer to the financial statements and footnotes thereto included in the Perfect Health Care Corp. Annual Report on Form 10-K for the year ended June 30, 2003.

Organization and Nature of Operations

     The Company was incorporated in the State of Utah on August 17, 1987 as Love Calendar, Inc., for the purpose of developing and marketing specialty advertising and promotional products. The Company raised a modest amount of capital in a Rule 504 limited offering, but was generally unsuccessful in developing the concept into a viable enterprise. Ultimately the Company abandoned its business plan after exhausting its funds and after failing to raise additional capital. Following several years of seeking out and examining a number of business opportunities, the Company adopted the current business plan.

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

2.   Capital Stock

     The Company's capital stock consists of the following:

     Series "A" convertible preferred stock - par value $.001, authorized
          25,000,000 shares; 1,600,000 shares issued and outstanding. Each share of Series "A" convertible preferred stock is convertible into 10 shares of the Company's common stock at the option of the holder.

     Common stock - par value $.001, authorized 200,000,000 shares; 23,395,000 shares issued and outstanding at December 31, 2003.

     Stock Issuance - Pursuant to the 2003 Stock Option and Restricted Stock Benefit Plan, the Company issued 329,000 shares of the Company's common stock to officers and key employees in July, 2003.


3.   Related Party Transactions

     Office Rental - The Company rents office space from the president on a month-to-month basis for $2,375 per month. The amount due the president for rents and Company expenses is approximately $17,000.

     Advance by Stockholder - The Company assumed a $10,000 liability to a shareholder as a result of the acquisition of Love Calendar, Inc. Management intends to extinguish this liability through the subsequent issuance of stock in the Company.

     Advance by Director - a director advanced approximately $20,000 to the Company to assist with start-up. This advance is non-interest bearing and due on demand.


4.   Going Concern

     The Company's financial statements were prepared on a going concern basis, which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability to continue as a going concern is dependent on the Company's ability to generate profitable operations in the future, to maintain adequate financing, and to achieve a positive cash flow. There is no assurance it will be able to meet all or any of such goals.



Item 2  -  Management's Discussion and Analysis or Plan of Operation

NOTE: The following discussion and analysis should be read in conjunction with the Company's Interim Financial Statements (unaudited) and the Notes to the Financial Statements for the nine month period ended September 30, 2003.

Three Months and Six Months Ended December 31, 2003 versus 2002

Revenues for the quarter and six months ended December 31, 2003 were $13,417 and $46,557, respectively, compared to $0 and $0 for the comparable periods in 2002. Operating expenses for the quarter and six months ended December 31, 2003 were $236,637 and $488,204, respectively, compared with $866 and $946 for comparable prior year periods. The increases in both sales and expenses are attributable to our entry into the membership medical savings card business in April of 2003, whereas the Company had only minimal activity in the prior year periods. Total operating loss for the quarter was $238,481, or about $.01 per share, and for the six month period $468,176, or about $.02 per share.


Plan of Operation

Although we are achieving some sales on a regular basis, our current level of revenues is not sufficient to cover our operating expenses, and our cash reserves are adequate to sustain our current level of operations for only about three months. We will have to raise additional capital within the next three months in order to continue our marketing and other business development activities. If we are unable to raise additional capital we may be unable to continue in business.


                           PART II - OTHER INFORMATION


Item 6  -  Exhibits and Reports on Form 8-K


Exhibits

       Exhibit No.                         Description
     ----------------          ------------------------------------------

          31.1                 Certification of CEO / CFO (Section 302)
          32.1                 Certification of CEO / CFO (Section 302)

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PERFECT HEALTH CARE CORP.


April 5, 2004                        /s/ Antoine Jarjour
                                     -----------------------------------------
                                     President, Acting Chief Financial Officer