Form 10QSB
period 2004-03-31
PERFECT HEALTH CARE CORP
filed 2004-06-21
CIK 1114931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
            |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2004

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                 OF THE EXCHANGE ACT

           For the transition period from ______________ to ______________


                        Commission file number  000-30697


                            PERFECT HEALTH CARE CORP.
           ----------------------------------------------------------
           (Exact name of small business as specified in its charter)


             NEVADA                                     48-1302159
----------------------------------------    ------------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)


                  4017 Colby Avenue, Everett, Washington 98201
          -----------------------------------------------------------
                    (Address of principal executive offices)


                                 (425) 258-4222
                           --------------------------
                           (Issuer's telephone number)


  ----------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


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

     As of May 31, 2004, 23,511,000 shares common stock, $0.001 par value

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

                            PERFECT HEALTH CARE CORP.
                                  Balance Sheet
                                   (Unaudited)

                                                               March 31          June 30
                                                                 2004              2003
                                                            --------------- -----------------

                            ASSETS
Current assets
      Cash and cash equivalents                             $       1,807   $     246,516
      Accounts receivable                                          57,919          56,758
      Prepaid expenses                                             72,251          32,776
                                                            --------------  --------------
                                  Total Current Assets            131,977         336,050

Property and Equipment
      Office furniture and equipment                               12,588          11,309
      Vehicles                                                      6,064           6,064
      Leasehold improvements                                        1,588           1,588
      Assets under capital leases                                 188,262         188,262
      Less - accumulated depreciation and amortization            (45,049)        (11,176)
                                                            --------------  --------------
                            Net Property and Equipment            164,236         196,047
                                                            --------------  --------------

                                                            $     296,213   $     532,097
                                                            ==============  ==============


             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable and accrued liabilities              $     166,988   $      18,407
      Deferred revenue                                             66,600          74,975
      Advances by stockholders and director                       130,290          20,000
      Current portion of capital lease obligations                 51,805          50,816
                                                            --------------  --------------
                            Total Current Liabilities             415,683         164,198

Long Term Liabilities
      Capital lease obligations                                   165,798         176,158
      Less - current portion of
         capital lease obligations                                (51,805)       (50,816)
                                                            --------------  --------------
                          Total Long Term Liabilities             103,534         125,342

Stockholders' Equity
      Series A convertible preferred stock                          1,600           1,600
      Common stock                                                 52,395          23,066
      Paid in capital                                             597,305         531,834
      Less stock subscriptions receivable                          (7,500)        (72,500)

                                  Accumulated Deficit            (866,804)       (241,443)
                                                            --------------  --------------
                 Total Stockholders' Equity (Deficit)            (233,004)        242,557
                                                            --------------  --------------

                                                             $    292,770   $     532,097
                                                            ==============  ==============




              See accompanying notes to the financial statements.

                            Perfect Health Care Corp.
                             Statement of Operations
               Three and Nine Months Ended March 31, 2004 and 2003
                                  (Unaudited)


                                                   Three Months Ended            Nine Months Ended
                                                        March 31,                     March 31,
                                                   2004           2003          2004           2003
                                             -------------- -------------- -------------- --------------

Income From Card Sales                       $      17,516  $           -  $      64,073  $         -


Cost of Card Sales                                  17,278              -         43,807              -
                                             -------------- -------------- -------------- --------------
Gross Profit                                 $         238  $           -  $      20,266  $           -

Expenses

      Selling,general and
         administrative expense                    142,579            946        601,994            375
      Interest expense - net                         1,626              -          7,228              -
      Depreciation                                  11,594              -         34,781              -
                                             -------------- -------------- -------------- --------------
                            Total Expenses         155,799            946        644,003            375
                                             -------------- -------------- -------------- --------------

                          Net Income (Loss)  $    (155,561) $        (946) $    (623,737) $        (375)
                                             ============== ============== ============== ==============

Net Loss Per Common Share                    $       (0.01) $        0.00  $       (0.03) $       (0.00)
                                             ============== ============== ============== ==============

Weighted Average Common Shares outstanding      23,434,000     21,000,000     23,395,000     21,000,000
                                             ============== ============== ============== ==============


              See accompanying notes to the financial statements.

                            Perfect Health Care Corp.
                             Statement of Cash Flows
                    Nine Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                          2004             2003
                                    --------------    --------------

Cash used by operating activities   $    (353,200)    $           -

Investing Activities
     Purchase of property and
     equipment                             (8,624)                -

Financing Activities
     Payments on capital leases           100,880                 -
                                    --------------    --------------

Net Decrease in Cash                     (243,697)                -

Cash at the beginning of the
period                                    246,516                 -
                                    --------------    --------------

Cash at the end of the period       $      (2,819)    $           -
                                    ==============    ==============

Cash payments for income taxes      $           -     $           -
                                    ==============    ==============

Cash payments for interest          $       5,984     $           -
                                    ==============    ==============


              See accompanying notes to the financial statements.

                            PERFECT HEALTH CARE CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


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


Three Months and Nine Months Ended March 31, 2004 versus 2003

Revenues for the quarter and nine months ended March 31, 2004 were $17,516 and $64,073, respectively, compared to $0 and $0 for the comparable periods in 2003. Operating expenses for the quarter and nine months ended March 31, 2004 were $155,799 and $644,003, respectively, compared with $946 and $375 for comparable prior year periods. The increases in both sales and expenses are attributable to our entry into the membership medical savings card business in April of 2003, whereas the Company had only minimal activity in the prior year periods. Total operating loss for the quarter was $155,561, or about $.01 per share, and for the nine month period $623,737, or about $.03 per share.

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


                           PART II - OTHER INFORMATION


Item 2  -  Changes in Securities

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


------------ ------------------------------ ----------- ------------- ---------------
   Date                Class                   Amount      Price(US$) # of Purchasers
------------ ------------------------------ ----------- ------------- ---------------

2/21/2004    $.001 par value Common Stock     116,000    $0.25/share         2
             Common Stock Purchase Warrant     29,000         $0.001         2

-------------------------------------------------------------------------------------
(1)      One warrant was issued with each four common shares subscribed.

Item 6  -  Exhibits and Reports on Form 8-K


Exhibits

      Exhibit No.                     Description
    ---------------    -----------------------------------------------

         31.1          Certification of CEO / CFO (Section 302)
         32.1          Certification of CEO / CFO (Section 302)




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PERFECT HEALTH CARE CORP.


June 21, 2004                        /s/ Antoine Jarjour
                                     -----------------------------------------
                                     President, Acting Chief Financial Officer