Form 10KSB/A
period 2003-06-30
PERFECT HEALTH CARE CORP
filed 2004-11-15
CIK 1114931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                                 Amendment No. 1


             [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-30697


                            PERFECT HEALTH CARE CORP.
                            -------------------------
                 (Name of small business issuer in its charter)


             NEVADA                                         48-1302159
------------------------------------                ---------------------------
   (State or jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                         Identification No.)



    4017 Colby Avenue, Everett, Washington  98201            (425) 258-4222
   -------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)


                               Love Calendar, Inc.
          ------------------------------------------------------------
                 Former issuer name, if changed from last report


         Securities registered under Section 12(b) of the Exchange Act:

                           None.


         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   ] Yes   [ X ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for this fiscal year are $26,892.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     As of October 30, 2004 the Company had 23,066,000 common shares issued and outstanding. There is currently no market for the Company's common equity.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of October 30, 2004 the company had 23,066,000 common shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]


NOTE: This first amended Annual Report on Form 10-KSB is filed to correct errors in the Company's accounting treatment of certain transactions and to provide re-stated financial statements. The Company originally made errors in its treatment of the business combination transaction with Love Calendar, Inc., in its treatment of certain equipment rental arrangements, in the method of accrual of certain expenses and revenues, and the expensing of certain marketing expenses. Please see the restated financial statements and the Notes to the financial statements under Item 7. The amended report also includes revisions to clarify certain disclosures, and addition of disclosures omitted from the original filing.

Item 1 - DESCRIPTION OF BUSINESS

Company History


     Perfect Health Care Corp. was incorporated under the laws of the state of Nevada on March 3, 2003 with authorized common stock of 4,000,000 shares with a par value of $.01 per share. On April 3, 2003 the articles of incorporation were amended and restated increasing the authorized common stock to 200,000,000 shares with a par value of $0.001 per share. At the same time the Company authorized 25,000,000 shares of non-voting preferred stock with a par value of $.001 per share.

     On April 7, 2003 we entered into an agreement and plan of reorganization with Love Calendar, Inc. a "reporting issuer' under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Pursuant to the terms of the agreement, the reorganization has been accounted for as a "reverse merger acquisition" with the Perfect Health Care Corp. being the surviving entity. In connection with the transaction, the Company issued one share of common stock for each share of common stock of Love Calendar, Inc. The Company issued a total of 21,000,000 shares of stock for the outstanding shares of Love Calendar, Inc. The purpose and effect of the reorganization was to make Perfect Health Care Corp. a "reporting issuer" under the Exchange Act.




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


     The United States Department of Commerce reports that more than 40,000,000 U.S. citizens are without any health insurance. Industry insiders say that the Department's numbers understate the problem, because they measure only those who are uninsured at a particular point in time, while the uninsured segment tends to be transient since most people rely on their employers to provide the coverage. In reality, an estimated 80,000,000 people in America went without insurance for some period in the last two years, and 24 million Americans were uninsured for the entire two-year period (source: "AMNews," April 14, 2003; also, "Hidden Costs, Value Lost: Uninsurance in America," published June 2003 by the Committee on the Consequences of Uninsurance of the Insitute of Medicine, based on studies funded by the Robert Wood Johnson Foundation). Millions who do have health insurance are seeing their premiums increase, their coverages being reduced, or both. Skyrocketing medical liability insurance premiums for physicians and other providers are ultimately passed through to the health services consumer. And brand-name prescription medication prices are increasing at double-digit rates. As a consequence of these and other factors, industry analysts, the media, and debates in Congress commonly refer to the situation in terms such as "the current healthcare crisis in America."

     One innovative response to the "crisis" has been the creation of membership medical discount plans, such as those we offer. These plans offer pre-negotiated discounts for their members, reducing by between 5% and 70% the costs of medical and pharmaceutical services and products for members purchasing without insurance reimbursement. The cost of membership is typically a fraction of the cost of major medical or HMO/PPO coverage, and the eligible providers are often the same as those of the HMO/PPO. Thus, while not insurance, the discount plan membership can make basic health services affordable to patients for whom those services and products are not covered by insurance.


Products and Markets


The "National Healthcare Card(R)" Brand


     We market and support a variety of membership card products that are similar in nature but offer differing "bundles" of benefits, and may be targeted to different market "niches" such as employees, affinity groups, and geographic regions. (In this discussion we use the term "the Card" to refer to our products in the aggregate, unless the context requires otherwise.) The Card is designed to provide discounts on purchased products and services, not replace insurance and other options available to consumers to reduce their out-of-pocket costs for health care services and prescriptions. The Card is not an insurance product. There is no undertaking by us as the plan administrator to pay any portion of any fee for services or prescriptions purchased using the Card. Rather, the Card provides the consumer with access to networks of providers who are members of Preferred Provider Organizations (PPOs) or other provider associations and who have agreed in advance to honor the Card and accept previously-negotiated reductions in their fees from patients who pay cash for their services and prescription drugs. The cardholder simply presents his or her card to the participating provider at the time of the service to qualify for the discount. Our network currently includes more than 500,000 providers nationwide, whom cardholders are able to easily identify by location and practice area using either the toll free "800" number printed on the card, or our World Wide Web-based provider search engine.


     The Card programs permit subscribers to enjoy the benefit of the greater "buying power" typically available to members of large buying groups by participating in pre-negotiated discounts off standard fees. The provider benefits by receiving the patient referral at a predictable marketing cost (i.e., the amount of the discount), and by eliminating the lengthy delay typical of awaiting payment from an insurance company or HMO. The customer pays a monthly or annual membership fee for access to our provider networks and for extensive customer support services. The amount of the membership fee varies depending upon the package of benefits provided. The amount of the discount off the providers' regular fee schedules varies depending upon the type of service and perhaps other factors, but the discounts are genuine, ranging from about 10 percent to about 60 or in a few cases 70 percent.


     Although the Card is not insurance, and is not intended to take the place of insurance, we believe that millions of Americans can benefit from owning the Card whether or not they carry health insurance coverages, but especially if they do not. Net of the discounts, it is likely that cardholders will pay "out-of-pocket" more for specific drugs and services than with most HMO and insurance plans, especially plans provided by large employers. On the other hand, the minimum monthly cost of owning the Card is generally significantly less than monthly premiums on health insurance, and one membership fee covers the member's entire household, whereas insurance premiums normally increase as family members are added. These features make the Card especially attractive for families that only occasionally purchase drugs and medical services, and whose expected benefits would not justify the cost of insurance coverage. In some cases, it may be prudent for a family to increase deductibles and copayment amounts on their insurance in order to lower their monthly premium payments, then pay cash for routine and low-cost services using the Card with its provided discounts.


     In general, we believe the Card to be potentially attractive and beneficial to health care consumers in the following categories:


     o    People with or without insurance coverage

     o    People with gaps in their insurance coverage.

     o People who have been turned down for insurance coverage of a procedure due to a pre-existing condition clause.

     o People who have been turned down for insurance because of age or infirmity.

     o People who have reached the yearly and/or lifetime benefit limits of their insurance policy.

     o People who choose alternative healthcare solutions that are often not covered by HMOs, PPOs, or other insurances.

     o    The self-employed.

     o Small business owners who want to provide their employees with a healthcare benefit.

     o Employees whose employers have terminated or curtailed employee health benefits.

     The Institute of Medicine of the National Academy of Sciences recently reported that the lack of insurance is associated with Americans getting too little care too late. (Source: "A Shared Destiny: Effects of Uninsurance on Individuals, Families, and Communities," National Academies Press, March 2003, based on studies funded by the Robert Wood Johnson Foundation.) According to the report, the uninsured are sicker, die younger, and receive less care for traumatic injuries than people with health insurance. We hope and expect that membership in our discount healthcare programs will encourage the uninsured and under-insured to seek appropriate care when needed. Even where no medical need arises, we hope and expect that cardholders will benefit from a level of comfort and security in the knowledge that if uninsured medical services should be needed, they may be had at substantial discounts.

     At present, our potential market is the continental United States, the geographic area covered by our provider networks. As a practical matter, geographic markets will initially be limited to those areas addressed from time to time by our own marketing efforts and those of UIS/Quixtar, which currently include the Pacific Northwest, the Southeastern and the Northeastern United States. (See "Marketing - Direct Sales" under this Item 1).


The National Healthcare Card Plus(R)


     Our flagship product is the National Healthcare Card Plus(R). Sold as a one-year renewable membership, the Plus card gives the member and all those in his or her household pre-negotiated discounts off the providers' regular prices for:


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

     o Suggestions for wellness practices |X| Understanding the available healthcare choices

     o    Advice on prescription and over-the-counter medications

     o    Where to find more information about medical conditions

     o    Where to contact support groups for specific conditions

     Currently, there are three alternative versions of the National Healthcare Card(R) that offer varying mixes of benefits. These are:


     o    "Prescription Care"

     o    "Prescription Plus Care"

     o    "Primary Care"

     o    "Platinum Care"



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


Marketing


     We believe the National Healthcare Card(R) to provide an attractive package of benefits that should be competitive with other offerings in the medical discount industry. Accordingly, we are committed to investing a substantial portion of our resources, if and as they become available, in building a strong network of providers, and a customer service capability that we expect will ensure that most new subscribers have a satisfactory experience with their memberships and will want to continue beyond the initial subscription period. In the expectation of satisfactory rates of customer retention, we are offering features that should encourage new subscribers to try out our Card by reducing or eliminating the risk. These features include early cancellation privileges, refund guarantees, and "trial" periods of free or discounted membership.

     Although within the United States there are no geographic restrictions on the markets for our Card, per se, as a practical matter we lack the resources necessary to undertake a national marketing effort. Moreover, many of the more sparsely-populated areas of the country lack a sufficient number of providers who are members of our provider network to make the Card of practical use to consumers there. Accordingly, we currently focus our marketing efforts in the areas of Western Washington and Oregon states. UIS, however, may market our products through Quixtar anywhere in the U.S.


Direct Sales


     In July of 2003 (subsequent to the period covered by this annual report) we entered into an agreement with Universal Insurance Services ("UIS") whereby UIS will distribute, on a non-exclusive, best-efforts basis, the Card and derivative products through its sales agents and affiliated "independent business owners" ("IBOs"). We have agreed that UIS may, at its option, market products that may directly or indirectly compete against our products; nevertheless, we expect, although we cannot be certain, that UIS agents and IBOs will actively market our products as complements to their own offerings.

     Our agreement with UIS is for an initial two-year term, renewable for one-year terms, with either party having the right to cancel for good cause. The agreement obligates us to supply Card products, maintain an informational website with provider look-up capability, provide a telephonic or other electronic means for cardholders to locate providers, and pay a fixed rate of commission on each card sold as agreed upon from time to time (UIS determines the rate paid to the sales rep). UIS is not guaranteeing us any minimum level of sales. We have the right to train the sales reps on our products and to approve all sales material and contracts prior to their use. UIS has already begun its sales activities on our behalf and is contributing a substantial portion of our initial sales volume. A copy of the UIS agreement is filed as Exhibit 10.2 to this Annual Report.

     We also intend eventually to develop our own direct marketing force to sell the Company's brand, although the details are not yet final. We will likely have to raise additional capital before we can establish an effective in-house sales force.

Web Marketing


     We are developing a sophisticated, interactive World Wide Web site to help market and support our National Healthcare Card(R) plans. Currently, visitors can make inquiries, search our network for providers in their local areas, and even enroll online if they so choose. Eventually, password-protected areas of the website will permit providers to obtain news and information specific to their interests, and sales reps to access the training materials, schedules, and individual commission information.


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


Competition


     The 10-year-old market for non-insurance healthcare discount programs is becoming quite competitive. As a new entry into the business, we face significant challenges in achieving an initial market penetration and in sustaining a rate of growth sufficient to ensure our success. A number of competing firms already have established marketing organizations and customer support structures. Many have significantly greater financial resources and consumer recognition than we have.

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

     In competing effectively for sales, we believe the two most important features of medical discount programs to be the cost/benefit ratio of the plan, and the after-sale customer support. Because of the marketing cost of acquiring each new customer, it will be important that as many customers as possible have a satisfactory experience in realizing the various benefits from the Card so that they will renew their Card membership beyond the initial period. Accordingly, if and when financial resources become available to us, we intend to make investments in at least the following areas:

     a) researching our markets to keep abreast of trends in the demand for consumer-paid healthcare. Company employees monitor the following resources to keep us abreast on trends and demands: TV media, Internet news rooms, HR sites, searching the web for new developments on new cards that have entered the market, newspaper articles, and magazines like Business Week. NHC analyzes the data to see if we find a value for comparisons and statistics that we may not have had;

     b) training our sales reps to completely and accurately explain the benefits, limitations, and use of each Card product. Each sales rep that comes into our program receives a training package with access to an in house sales rep to answer further question, brochures, and business cards. For those reps who live within our office area we have an informational open house 4 to 5 times a month. This program is a hands on program and teaches how to look up information on our website, how to approach new providers and members;

     c. staffing and training a sophisticated customer-support center, from which both cardholders and providers can get prompt, courteous, and complete information about all aspects of our programs. We train personnel in how to present the information to non-members and members for the best out come for that individual person. Each Customer Service Representative ("CSR") has a handbook at his or her station so there is no guess work in what is said between the CSR and material that is sent to a member and what a CSR has said. Over the pass year we have added new networks with the added benefit of being able to use their CSR's to answer questions on providers and how there network works; and

     d. constantly seeking and negotiating new agreements with PPO's and providers. . In the past year we have negotiated new agreements with new networks with better services that benefit ours members. This includes networks that have more providers of all kinds with a higher percentage of savings for those services.

     The costs of the networks are paid out of the membership fees from our cardholders. The costs of research and training will vary and are difficult to predict. We estimate the cost of training sales reps at about $75,000 per year, and customer service reps at about $2,500 each. Our ability to continue to fund these activities and to continue in business will depend upon our success in acquiring additional funding.

Suppliers

     Our principle supplier is CHG Allied, Inc., of Norcross, Georgia. Under our agreement, which runs through April of 2006 and renews automatically unless either party terminates, CHG guarantees our cardholders access to their network of over 1,000,000 providers nationwide, in varying combinations of specialties and at varying discounts from the scheduled prices for covered services. We bear all of the marketing and administration costs for the cards we sell.

     Although we have arrangements with a number of secondary suppliers, CHG currently supplies the provider commitments for almost all of our sales. Should we lose the CHG arrangement for any reason and be unable to replace it with a similar arrangement with another provider network, our business could be disrupted, as the provider agreement is necessary in order for us to be able to offer the discounts to our cardholders.


Regulation

     At present, the healthcare discount programs we plan to offer are not subject to regulation as insurance policies, and our sales representatives need not be licensed as insurance brokers. We will not pay or guarantee payment for medical services, or in any way represent that our Card pays benefits like an insurance policy. However, there is no assurance that future legislative or regulatory enactments will not cause our proposed operations to become regulated. We cannot now predict the impact on our business of compliance with any new laws or regulations, but it is likely there would be a material effect in either increased cost of compliance, restrictions on our operations, or both.

     Most states have a pyramid marketing statute to restrict direct marketing activities of the sort commonly referred to as "pyramid schemes," in which the "downline" reps typically end up with garages full of inventory, while those at the top of the organizational pyramid reap commissions for signing up new reps rather than for sales of products. We intend to scrupulously avoid entering into any selling relationships of this type, and in fact we never charge advance fees from resellers or marketing reps, but we cannot be certain that state authorities will not from time to time challenge our sales structure, causing us to incur legal or other expenses.


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


     We believe our organization falls under the general HIPAA guidelines for Business Associates. Members of our senior management team are completing a comprehensive course which provides the following information

     o    Overview of the Health Insurance Portability and Accountability Act of
          1996

     o    Technical and Physical Safeguards

     o    Privacy Notices

     o    Business Associates Written Agreements

We expect to have certain employees who deal with customer service department take a similar course. We plan to establish comprehensive policies and procedures to assure continuing compliance with the scope and regulations of HIPAA as changes occur. Adjustments to these policies and procedures with be made in a timely manner after any required changes become effective.

     Twenty-three states have "business opportunity" laws that prohibit sales of business opportunities unless the seller gives potential purchasers a pre-sale disclosure document that has been filed with a designated state agency. We believe that our reseller arrangements will not generally be classified as "business opportunities" as our agreements are made with pre-existing enterprises who are merely adding our products to an existing product mix. Further, we require no investment by firms entering re-seller relationships with us, nor do we require that they purchase sales materials or other items from us nor make any other form of advance payment.


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

Employees

     We currently have seven full time and 2 part time employees, in technical, customer service, and sales capacities. Over the next year we expect to add employees, but have not yet determined the numbers or capacities.

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


Research and Development

     To date, we have not incurred expenses classified as "research and development."


Risk Factors

     An investment in our common stock is highly speculative and subject to a high degree of risk. You may lose money by investing in our common stock so only persons who can bear the risk of the loss of their investment should invest. Prospective investors should carefully consider the following factors in deciding whether to invest in our stock.


WE MAY NOT BE ABLE TO CONTINUE IN BUSINESS. Our independent auditor's report for the year ended june 30, 2003 expresses substantial doubt about our ability to continue as a going concern. Unless we can achieve a rapid and substantial increase in sales, which is unlikely, or raise additional capital, we will have to discontinue operations which could result in a loss on your investment.

WE MAY NOT BE ABLE TO CREATE A MARKET FOR OUR PRODUCTS. Our performance depends on market acceptance of our products, which is unproven. We expect to derive substantially all of our revenues from the sales of our medical and pharmacy savings cards, none of which have yet demonstrated widespread market acceptance. If we cannot develop a market for our products, or if they develop more slowly than expected or are subject to very intense competition, we may not ever reach profitability and may fail, which would like cause a loss on an investment in our stock.

YOUR INVESTMENT IN OUR COMMON STOCK MAY BE SUBJECT TO SUBSTANTIAL DILUTION. We will likely require additional capital to finance our growth. Although we believe our available capital to be sufficient for our initial product development and training programs, we expect to face substantial competition as we expand our marketing activities, and will likely need to raise additional capital for advertising, promotion, recruitment and training. If we raise funds by selling additional equity stock, the proportionate interests of existing shareholders will be diminished (i.e., "diluted").

OUR PRESIDENT MAY BE ABLE TO EXERCISE EFFECTIVE CONTROL OF THE COMPANY. Antoine Jarjour, our president and a member of our board of directors, holds preferred stock that is convertible into 16,000,000 shares of common stock, which if converted would represent 41.1% of the shares then-outstanding. Accordingly, Mr. Jarjour, acting together with a small number of other shareholders, may be able to influence more than 50% of the voting power of our stock. Such concentration of voting power may limit the ability of outside interests to effect a change of control of the Company that could be beneficial to the majority of shareholders.


THERE MAY BE LIMITED OR NO LIQUIDITY IN OUR COMMON STOCK AND ITS PRICE. There is currently no public trading market for our common stock. Although we intend to apply to have our stock quoted on the NASD's Over-the-Counter Bulletin Board (the "OTC-BB"), there is no guarantee we will be successful in doing so. Furthermore, listing on the OTC-BB does not assure that an adequate volume of trading will develop or that bids and offers will be available at favorable prices. Accordingly, it may be difficult or impossible to liquidate shares of our common stock at a price equal to or greater than the price paid.


OUR OPERATIONS MAY BE AFFECTED BY FUTURE CHANGES IN INSURANCE LAWS AND REGULATIONS. At present, our proposed products are not regulated as insurance products, and our marketing reps are not required to be licensed as insurance brokers. However, there is no assurance that state or federal legislatures will not in the future seek to bring our products and sales activities under the jurisdiction of insurance regulators. Should that occur, we may face substantial costs of compliance with the new laws and regulations, or may be foreclosed from selling our products in certain jurisdictions, which could diminish the value of our common stock.


INITIALLY, WE WILL BE DEPENDENT ON LIMITED MARKETING AVENUES FOR OUR PRODUCTS. Although we intend eventually to develop our own network marketing organization, initially we will depend for a significant portion of our sales on our relationship with Universal Insurance Services and its network marketing organization, as well as our website. There is no assurance that UIS' marketing reps will be successful in selling the expected quantities of our products, or that they will not at some point elect to sell competing products, or that they will not terminate their relationship with us. Should any of these events occur, our revenues could fall significantly below expectations, and we could incur substantial costs to develop alternative marketing avenues.

INITIALLY, WE WILL BE DEPENDENT ON ONE OR A FEW PROVIDER NETWORKS. It is likely that until such time as we achieve a subscriber base of a several thousand cardholders, or more, we will be dependant on maintaining a relationship with a single PPO for each category of services (i.e., medical, pharmacy, veterinary). If, for any reason, we should lose a provider relationship, and be unable to promptly replace it with a new one, we may no longer be unable to offer certain benefits to new subscribers, which could have a negative impact on our sales.

Special note on forward-looking statements

         This Annual Report on Form 10-KSB contains forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties that may cause the company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, the ability of the company's products to gain market acceptance, stability of the regulatory environment, our ability to establish and sustain beneficial relationships with sales reps and provider organizations, and others. Some of these forward-looking statements can be identified by the use of forward-looking terminology including "believes," "expects," "may," "should," or "anticipates" or their negative forms, or other variations on them, or by their proximity to discussions of strategies that involve risks and uncertainties. When reading these forward-looking statements, you should recognize that they:

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market


     Our authorized capital consists of 200,000,000 shares of $.001 par value common stock, and 25,000,000 shares of undesignated preferred stock. As of August 31, 2003 we had 23,395,000 shares of common stock issued and outstanding, of which 254,000, or 0.65%, were held by our affiliates. (However, taking into account securities convertible into our common stock, affiliates held 41.4%).


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

     We believe that approximately 21,000,000 shares of our common stock may be eligible for resale under Rule 144 of the Securities Act of 1933. Should a trading market in our stock develop, and should a significant number of these eligible shares be offered for sale, our stock price would likely fall.

Holders of Common Stock

     As of August 31, 2003 there were 59 holders of record of our common stock. That number does not include stockholders for whom shares were held in nominee or street name.

Transfer Agent

     The Transfer Agent and Registrar for our common stock is Holladay Stock Transfer of Scottsdale, Arizona.

Preferred Stock


     As of August 31, 2003 there were 1,600,000 shares of $.001 par value preferred stock outstanding, designated as "Series A." All of the shares were issued to our President, Antoine Jarjour, in exchange for services to the company relating to the development and implementation of our business plan and organization. Each share is convertible into 10 shares of our common stock, and have no voting rights. The shares pay a quarterly dividend equal to $.0075 per year per share, beginning one year following their issue and continuing until conversion, are not callable by the company, or redeemable by the holder. Our board of directors has sole power to designate classes and series of preferred stock.

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


--------------------------------------------------------------------------------------------------------
      Date                       Class                       Amount        Price(US$)   # of Purchasers
-------------------- --------------------------------- --------------- --------------- -----------------
                     $.001 par value Series A              1,600,0001    $0.016/share          1
                     Preferred Stock
4/14 - 6/30/2003     $.001 par value Common Stock           2,036,000     $0.25/share          9
                     Common Stock Purchase Warrant            509,000          $0.002          9
7/22/2003            $.001 par value Common Stock              30,000     $0.25/share          1
                     Common Stock Purchase Warrant              7,500          $0.002

-------------------- --------------------------------- --------------- --------------- -----------------
(1)      Issued to the president of the company in exchange for business planning and organizational services in connection with the company's membership discount medical plan business.
(2)      One warrant was issued with each four common shares subscribed.
-------------------------------------------------------------------------------------------------------

     In addition, subsequently to the period covered by this annual report the following securities were issued pursuant to our Stock Benefit Plan:


----------------------------------------------------------------------------------------
          Date                    Class                  Amount            Issued to:
-------------------- --------------------------------- --------------- -----------------
July 22, 2003        $.001 par value Common Stock*            200,000       Officer
July 22, 2003        $.001 par value Common Stock*             75,000       Employee
July 23, 2003        $.001 par value Common Stock*             54,000       Officer
-------------------- --------------------------------- --------------- -----------------
*  Restricted
----------------------------------------------------------------------------------------




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


Introduction

     We are engaged in the marketing and administration of membership programs that entitle our members (also called "cardholders") to receive discounted rates on medical and related products and services when they purchase for cash without the aid of insurance. Our principal product is the Primary Care Card which, for a fee of $49 per month, permits the cardholder to obtain discounts ranging from 5% to nearly 70% off the regular pricing schedules when they purchase services from providers who are members of our provider networks. Services can include primary care, medical specialists, radiology, physical therapy, hospitalization, pharmaceutical, prostheses, vision care, chiropractic, alternative medicine treatments, medical evacuation, patient advocacy, and others. Other Card products, offered at lesser prices, provide discounts on varying combinations of services with varying rates of discounts.

     To date, our greatest challenge has been establishing a market for our offerings. Since inception, we have focused our limited resources largely on negotiating the provider agreements needed to package what we think are exceptional products, but we have yet to demonstrate any meaningful degree of market acceptance for those products. Ongoing discussions with insurance industry executives have indicated that our Card products may be successfully "bundled" with conventional insurance products, however we have yet to consummate such a marketing partnership. Our contract with UIS (see "Item 1 - Description of Business", above) has yielded some encouraging sales results marketing the Card as a stand-alone product. And representatives of various established marketing and sales representative organizations encountered at trade shows have resulted in some re-seller agreements, but none as yet have had significant success in marketing our Card products. Our own sales efforts based on local television and print advertising have yielded some sales, but we currently lack the resources to exploit these successes.


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


     During the period from our inception on March 3, 2003 through June 30, 2003 we raised net cash proceeds from equity financing in the amount of $444,000. These were sales of our $.001 par value common stock made without registration under the Securities Act of 1933 (the "Act"), pursuant to a private placement under Regulation D of the Act.

     We had revenues of $26,892 for the year, plus $74,975 in deferred revenues for prepaid annual memberships. Expenses in the period were $329,971 and included $50,000 in non-recurring charges for goodwill (in connection with the reorganization - see Note 2 to the Financial Statements) and the payment in preferred stock to our President (see Note 3 to the Financial Statements). Expenses included $65,800 of accrued executive compensation that was settled in July, 2003 by the issuance of 329,000 shares of common stock. Other significant expense categories were:

          Payroll expense                                      $      139,536
          Advertising Costs                                    $       38,993
          Professional (legal, accounting, consulting)         $       57,397
          Lease Expense                                        $       21,209
          Telephone                                            $       15,337

     The Company's consolidated financial statements were prepared on a going concern basis, which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. Our independent auditors included in their report for the period ended June 30, 2003 cautionary language indicating substantial doubt as to the company's ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to generate profitable operations in the future, to maintain adequate financing, and to achieve a positive cash flow. There is no assurance we will be able to meet all or any of such goals.

Revenue Recognition Policy

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


Liquidity and Capital Resources

         At June 30, 2003 we had cash and cash equivalents of $246,516. At our present levels of revenues and expenses, we expect the funds we received in the private placement to support ouroperations for approximately nine months into the year. It is likely that we will need to raise additional capital to sustain our administrative and marketing expenditures before we achieve significant revenues from operations. We expect revenues from our UIS/Quixtar remarketing agreement to continue to increase, although not to a level sufficient to cover our expenses for the foreseeable future.

         We have no lines of credit or other sources of cash, and expect to find it necessary to raise additional capital before during the next twelve months, probably through a private sale of our common stock.

Item 7  -  FINANCIAL STATEMENTS


                         Madsen & Associates, CPA's Inc.
                               Ted A. Madsen, CPA
                               684 E. Vine St. #3
                               Murray, Utah 84107
                          801-268-2632 fax 801-262-3978



Board of Directors and Stockholders
Perfect Health Care Corp.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheet of Perfect Health Care Corp. as of June 30, 2003 and the related statements of operations, stockholders' equity and cash flows for the period from the date of Inception (March 3, 2003) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perfect Health Care Corp. as of June 30, 2003 and the results of its operations and cash flows for the period from date of inception (March 3, 2003) to June 30, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in note 6 to the financial statements, the Company has restated its financial statements to correct errors in accounting for operating leases of the Company, the reorganization with Love Calendar, Inc., and the recognition of expenses in the proper period.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company has incurred a significant operating loss since inception and will need additional working capital to fund its operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 7 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
September 15, 2004

                            PERFECT HEALTH CARE CORP.
                                  Balance Sheet
                                  June 30, 2003



                              Assets                                   Restated
                                                                     June 30, 2003
                                                                    --------------
Current Assets

       Cash and cash equivalents                                    $     246,516
       Accounts receivable, net of allowance for doubtful accounts         54,069
       Prepaid expenses                                                     7,676
                                                                    --------------

                                            Total Current Assets          308,261


Property and Equipment

       Office furniture and equipment                                      11,309
       Vehicles                                                             6,064
       Leasehold improvements                                               1,588
       Less - accumulated depreciation                                       (713)
                                                                    --------------

                                          Property and Equipment           18,248

           Total Assets                                             $     326,509
                                                                    ==============

                  Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

       Accounts payable and accrued liabilities                      $     18,407
       Deferred revenue                                                    74,975
       Accrued compensation                                                65,800
       Advances by stockholders and directors                              10,000
                                                                    --------------

                                       Total Current Liabilities          169,182

Stockholders' Equity (Deficit)

       Preferred stock
           $.001 par value; 25,000,000 shares authorized,
           1,600,000 shares issued and outstanding                          1,600
       Common Stock
           $.001 par value; 200,000,00 shares authorized, 23,511,000
           and 23,066,000 shares issued and outstanding at
           June 30, 2004 and 2003, respectively                            23,066
       Additional Paid-in Capital                                         516,834
       Less stock subscriptions receivable                                (72,500)
       Retained earnings (deficit)                                       (311,673)
                                                                    --------------

           Total Liabilities and Stockholders' Equity (Deficit)           157,327
                                                                    --------------

                             Total Stockholders' Equity (Deficit)   $     326,509
                                                                    ==============

                 See accompanying notes to financial statements

                            PERFECT HEALTH CARE CORP.
                             Statement of Operations
                            Year Ended June 30, 2003



                                                          Restated
                                                        June 30, 2003
                                                       ----------------

Revenue from Card Sales                                       $ 26,892

Cost of Card Sales                                               8,594
                                                       ----------------

Gross Profit                                                    18,298

Expenses
       Selling, general and administrative expense             329,258
       Depreciation                                                713
                                                       ----------------

                                     Total Expenses            329,971

                                           Net Loss         $ (311,673)
                                                       ================


Net Loss per Common Share                                      $ (0.01)
                                                       ================

Weighted Average Common Shares Outstanding                  21,688,667
                                                       ================




                 See accompanying notes to financial statements

                            PERFECT HEALTH CARE CORP.
                             Statement of Cash Flows
                            Year ended June 30, 2003



                                                                            (Restated)
                                                                          June 30, 2003
                                                                          ------------------
Operating Activities
 Net Loss                                                                 $     (311,673)
     Adjustments to reconcile net loss to cash used
        by operating activities:
         Depreciation                                                                713
         Provision for bad debts                                                   2,689
         Preferred stock issued for services rendered                             25,000
         Changes in operating assets and liabilities
             Increase (decrease) in accounts receivable                          (56,758)
             Increase (decrease) in prepaid expenses                              (7,676)
             Increase (decrease) in accounts payable &
                  accrued liabilities                                             18,407
             Increase (decrease) in accrued compensation                          65,800
             Increase (decrease) in advance by stockholders/directors                  -
             Increase decrease) in deferred revenue                               74,975
                                                                          ------------------
                                   Cash used by Operating Activities            (188,523)

Investing Activities
 Purchase of property and equipment                                              (18,961)
                                                                          ------------------

                                  Net cash from Investing Activities             (18,961)

Cash Flows from Financing Activities
     Proceeds from sales of common stock                                         444,000
     Payments of stock subscriptions, net
     Advances by stockholders/directors                                           10,000
                                                                          ------------------
                                  Net cash from Financing Activities             454,000
                                                                          ------------------
Net increase (decrease) in cash                                                  246,516


Cash at beginning of period                                                            -
                                                                          ------------------

Cash at end of period                                                     $      246,516
                                                                          ==================



Cash paid for income taxes                                                             -
                                                                          ==================

Cash paid for interest                                                                 -
                                                                          ==================

Non cash flows from operating activites

     Issuance of 329,000 common shares for accrued compensation


                 See accompanying notes to financial statements

                            PERFECT HEALTH CARE CORP.
                   Statement of Changes in Shareholders Equity
                               Year Ended June 30


                                                                                         Restated
                                                                 -----------------------------------------------------------
                                                                      Preferred Stock                  Common Stock
                                                                    Shares        Amount         Shares         Amount
                                                                    ------        ------         ------       ---------
Balance March 3, 2003
    Elimination of Perfect Health Care Corp.
      private company stock                                                                                           $ -

    Recapitalization of Perfect Health Care Corp.
      with public company common stock @ .001 per share                                          21,000,000        21,000

    Proceeds from private placement
      net of stock subscriptions receivable                                                       2,066,000         2,066

    Issuance of preferred stock for services rendered               1,600,000        1,600

    Net loss for the period ended June 30, 2003                             -            -                -             -
                                                                 -------------  -----------  ---------------  ------------
Balance, June 30, 2003                                              1,600,000      $ 1,600       23,066,000      $ 23,066
                                                                 =============  ===========  ===============  ============




                                                                                          Restated
                                                                 -------------------------------------------------------------
                                                                                    Stock          Retained
                                                                    Paid-in      Subscriptions     Earnings
                                                                    Capital      Receivable       (Deficit)          Total
                                                                 -------------  -------------  ----------------  -------------
Balance March 3, 2003
    Elimination of Perfect Health Care Corp.
      private company stock                                               $ -

    Recapitalization of Perfect Health Care Corp.
      with public company common stock @ .001 per share               (21,000)        -               -                -

    Proceeds from private placement
      net of stock subscriptions receivable                           514,434       $(72,500)                       $ 444,000

    Issuance of preferred stock for services rendered                  23,400                                          25,000

    Net loss for the period ended June 30, 2003                             -                       $ (311,673)      (311,673)
                                                                 -------------  -------------  ----------------  -------------
Balance, June 30, 2003                                               $516,834       $(72,500)       $ (311,673)     $ 157,327
                                                                 =============  =============  ================  =============




                 See accompanying notes to financial statements

                            Perfect Health Care Corp.
                          Notes to Financial Statements
                                  June 30, 2003

1.       Organization and Summary of Significant Accounting Policies

                      Organization and Nature of Operations

Perfect Health Care Corp. (the Company) was incorporated under the laws of the state of Nevada on March 3, 2003 with authorized common stock of 4,000,000 shares with a par value of $.01 per share. On April 3, 2003 the articles of incorporation were amended and restated increasing the authorized common stock to 200,000,000 shares with a par value of $0.001 per share. At the same time the Company authorized 25,000,000 shares of non-voting preferred stock with a par value of $.001 per share.

The Company is engaged in the selling of "cards" to the general public which ultimately reduce the out of pocket costs for health care costs and prescription drugs. On April 7, 2003 the Company entered into an agreement and plan of reorganization with Love Calendar, Inc. Pursuant to the terms of the agreement, the reorganization has been accounted for as a "reverse merger acquisition" with the Company being the surviving entity. In connection with the transaction, the Company issued one share of common stock for each share of common stock of Love Calendar, Inc. The Company issued a total of 21,000,000 shares of stock for the outstanding shares of Love Calendar, Inc.

Accounting Methods

The Company recognizes income and expense on the accrual method of accounting.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

Revenue Recognition

The Company sells the Card either through annual contracts with customer payment due at the time the contract is executed or on a month-to-month basis with payment due each month. Revenue from the sale of annual contracts is deferred and recognized on a straight line basis over the contractual term. Revenue related to month-to-month agreements is recognized as payments are received from the customers. Customers have the right to a refund of only their unamortized portion of the annual contract. Month-to-month agreements have no refund rights.

Expense Recognition

All costs associated with the fulfillment of the obligations to the customers under the terms of their annual or month-to-month contracts are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit or cash investments purchased with original maturities of three months or less.

Accounts Receivable

The accounts receivable amount at June 30, 2003 is detailed below:

                  Accounts receivable                         $  56,758
                  Less: Allowance for
                     doubtful accounts                      (     2,689)
                                                            ------------
                                 Accounts receivable, net        54,069

A provision for bad debt in the amount of $2,689 has been charged to operations for the period ended June 30, 2003.

Property and Equipment

Depreciation is charged to operations, using the straight-line method, over the estimated useful lives of the related assets as follows:

                           Office furniture & Equipment     3-5 years
                           Vehicles                           5 years
                           Leasehold improvements             3 years

Maintenance, repairs and minor renewals are charged to operations as incurred. Additions and betterments are capitalized. When assets are disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations

Deferred Revenue

Revenue from the sale of annual contracts is deferred and recognized on a straight line basis over the contractual term.

Stock Subscriptions Receivable

Stock subscriptions receivable consists of amounts owed at June 30, 2003 by subscribers to the Company's private placement of its common stock.

Dividend Policy

The Company has not yet adopted a policy regarding the payment of dividends.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred, including the costs of developing and maintaining its website.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2003, the Company had a net operating loss available for carry forward of $311,673. The tax benefit of this loss carryforward has been fully offset by a valuation reserve because the use to the tax benefit is undeterminable since there is no reasonable method to determine the usage of this carryforward in the future. The loss carryforward will expire in 2023.

Earnings (Loss) per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if the number of common shares rights unless the shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.


2.   Reorganization with Love Calendar, Inc.

On April 7, 2003 the Company issued 21,00,000 common shares to acquire all of the issued and outstanding common shares of Love Calendar, Inc. Love Calendar, Inc. was incorporated under the laws of the state of Utah on August 17, 1987 and had been considered a "development stage company" with no significant operations since inception.

The acquisition of Love Calendar, Inc. has been accounted for as a "reverse merger acquisition" or a recapitalization of Perfect Health Care Corp. At the time of the acquisition Love Calendar, Inc. had no assets or liabilities and had no operations in the previous fiscal year.


3.   Capital Stock

The Company's capital stock consists of the following:

          Preferred stock - par value $.001, authorized 25,000,000 shares; 1,600,000 shares issued and outstanding at June 30, 2003. The preferred stock is non-voting, is non-cumulative, enjoys a liquidation and dividend preference over the Company's common stock, and carries an annual dividend rate of $.0075 per share, payable quarterly beginning one year after issue. Each share is convertible at any time, at the owner's option, into ten shares of the Company's $.001 par value common stock.

          Common stock - par value $.001, authorized 200,000,000 shares; 23,066,000 shares Issued and outstanding at June 30, 2003.

Private Placement

In June 2003 the Company completed a private placement of its common stock in which it realized $516,500 through the sale of 2,066,000 shares of common stock at $.25 per share. Subscribers also received a warrant to purchase one share of common stock with each four shares purchased in the private placement. The exercise price of each warrant is $.50 per share and all warrants expire, if not exercised, on August 29, 2004. At June 30, 2003 there were 516,500 warrants outstanding. The fair market value of these outstanding warrants is not material and therefore, none of the proceeds from the sale of common shares has been allocated to the outstanding warrants. At June 30, 2003, $72,500 related to the private placement had not been collected and is shown as stock subscriptions receivable in the accompanying financial statements.

Preferred Stock

On April 9, 2003 the Company issued 1,600,000 shares of its preferred stock to its president in connection with consulting services he provided during the Company's formation and start-up. The preferred stock was valued at approximately $.016 per share based upon the fair value of the services provided.


4.   Related Party Transactions

Office Rents

The Company rents office space from the president on a month-to-month basis for $2,375 per month. During the period ended June 30, 2003, $4,750 was paid to the President for the office rental.

Advance by Director

A director advanced $10,000 to the Company to assist with start up costs. This advance is non-interest bearing and due on demand. The Company intends on repaying this advance to the director.

Operating Leases

The Company leases computer equipment, copiers, and a phone system on a month-to-month basis from an otherwise non-affiliated company controlled by the President of Perfect Health Care Corp. The Company pays a reduced monthly rental amount, but is not obligated on the leases and has no rights to continued possession or eventual ownership of the equipment.


5.   Accrued Compensation

The Company has accrued compensation of $65,800 to officers and key employees of the Company in 2003. This accrued compensation is to be paid to the officers and key employees by common stock of the Company. In July of 2003 this amount was paid to the officers and key employees by the issuance of common stock (see Subsequent Event footnote)

6.   Restatement of Financial Statements

The Company made errors in the accounting treatment of certain transactions on their previous financial statements.

As stated in Note 2 -Reorganization with the Love Calendar, Inc., the Company acquired Love Calendar, Inc. in April 7, 2003 in a "reverse merger acquisition". A reverse merger acquisition is accounted for as a merger and recapitalization of the Company. Originally, this transaction was accounted for as a purchase. Goodwill was recognized on the purchase and subsequently tested for impairment and was charged to operations for the period ended June 30, 2003. The financial statements have been restated to correctly report this transaction as a reverse merger acquisition where no goodwill is recognized and the acquisition has been treated as a recapitalization of the Company.

Operating Leases

As stated in note 4 - Related Party Transactions, the Company leases computer equipment, copiers, and a phone system from an otherwise unafilliated company controlled by the Company's current President. These lease obligations were considered to be capitalized lease obligations of the non-affiliated company. The non-affiliated company has defaulted on these lease obligations. Perfect Health Care, Corp. has been making lease payments of a reduced amount on a month-to-month basis while it uses some of this equipment. The Company is not obligated to make payments under the terms and conditions of the leases. The Company is not entitled to any ownership of these assets if and when the lease obligations are fulfilled.

Accrued Compensation and Prepaid Expenses

As stated in Note 5 - Accrued Compensation, the Company has accrued compensation expense to officers and key employees in the amount of $65,800 at June 30, 2003. This amount is to be repaid to the individuals by the issuance of common stock of the Company. The Company repaid these amounts to the officers and key employees in July of 2003 by issuing 329,000 shares of common stock valued at $.20 per share. Originally the Company had reported the compensation expense in July of 2003 when the stock was issued. The financial statements have been restated to report this compensation expense in the period ended June 30, 2003.

Advertising and Market Development Costs

The Company incurs advertising and market development costs in the operation of its business. Originally these costs were being reported as prepaid expenses and amortized over a twelve month period. The financial statements have been restated to charge these expenses to operations for the period ended June 30, 2003.

The effects of these corrections on the net income (loss) and earnings (loss) per share are noted below:

                                                Originally
                                                 Reported          Restated
                                              --------------    --------------


Revenue for card sales                        $      26,892     $      26,892

Cost of card sales                                    8,594             8,594

Gross Profit                                         18,298            18,298

Expenses
  Selling, general & administrative                 244,899           329,258
  Interest expense, net                               3,666                 0
  Depreciation                                       11,176               716
                                              --------------    --------------
         Total expense                              259,741           329,971
                                              --------------    --------------
Net (loss)                                    $    (241,443)    $    (311,673)

Net (loss) per common share                          ($0.01)           ($0.01)
                                              --------------    --------------

Weighted Average - common stock outstanding      21,688,667        21,688,867
                                              --------------    --------------


7.   Going Concern

The Company's financial statements have been prepared on a going concern basis. The Company has incurred a significant operating loss since inception which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital or increasing revenues to cover operational costs. Management has developed a plan to decrease operating costs, increase revenues, obtain short-term loans and equity financing that will enable the Company to continue as a going concern.


8.   Subsequent Event

In July of 2003 the Company issued 329,000 shares of common stock to officers and key employees as payment for $65,800 that had been accrued as a liability at June 30, 2003.







Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We had no changes in or disagreements with our accountants during the period.


Item 8A - CONTROLS AND PROCEDURES

     Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the company's internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the company's internal controls over financial reporting.



Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The directors and executive officers of the Company are as shown below. Each director serves for a term of one year, or until his successor is elected and qualified. Executive officers are appointed by the board of directors for terms of one year, at the pleasure of the board.

===============================================================================
         Name                Age         Position               Service Began
    --------------------    -----   -----------------------     -------------

    Antoine Jarjour          47     President, CEO,               April 2003
                                    Acting CFO, Director

    Roula Jarjour            37     Secretary                     July 2003

    Charles Tardanico        64     Director                      April 2003


    Richard Dagg             56     Director, Vice
                                    president-Marketing           April 2003


    Charles Carafoli         56     Director                      April 2003
---------------
Note: The full board acts as both the audit committee and the compensation committee. The Company intends to seek at least one independent director to serve on the audit committee who qualifies as a "financial expert" pursuant to
Section 407 of the Sarbanes-Oxley Act of 2002, and SEC rules promulgated thereunder, but has not as yet done so.
-------------------------------------------------------------------------------


     Antoine Jarjour, age 47, is President and a Director of the Company. He earned a B.A. Degree in Business Administration in 1977 and a Masters in Business Administration in 1982. Since 1989 Mr. Jarjour has served as President and CEO of Meray Corp., and its affiliate Seen on Screen, Inc., which together operate a chain of franchise and company-owned specialty retail stores in high-traffic malls across the U.S., selling a variety of household and gift products that have been featured in television advertisements known as "informercials." Initially, Mr. Jarjour will devote approximately half of his working hours to the business of the Company.

     Roula Jarjour, age 38, is Secretary and the spouse of Antoine Jarjour. Ms. Jarjour holds a Bachelor of Arts degree in literature and has served as vice president and corporate secretary for Meray Corp. and Seen on Screen, Inc. since 1989. Ms. Jarjour currently devotes about eight hours per week to the business of the Company.


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


     Richard L. Dagg, age 56, was appointed independent director in April of 2003 to fill a vacancy on the Board until the next annual meeting of shareholders, and has served as our Vice president-National Sales during the same period. Mr. Dagg received a B.A. Degree from Washington State University in 1969. He has worked in Sales Management since 1978, including seven years as Vice President of Sales for Hunter Douglas and six years as National Vice President of Sales for Comfort-Tex Corp. From January 1998 to December 2001 Mr. Dagg served as Vice president of retail sales for Source Window Coverings, Maltby, Washington, Since April 1, 2003 he has been Regional Sales Manager (as Independent Agent) Abbey Window Covering, Richmond B.C. Canada. Mr. Dagg currently devotes between 8 and 16 hours per week to the business of PHCC.

Family Relationships

     Roula Jarjour, our Secretary, is the spouse of Antoine Jarjour, our President. We know of no other family relationships among our officers, directors and control persons.

Audit committee financial expert.

     We do not have an audit committee or an audit committee financial expert, owing to our severely limited financial resources. Based on our limited operations, we do not believe that our lack of such an expert is material to the integrity of our financial statements.

     The Board of Directors carries out the responsibilities that an audit committee would have. In this respect the Board of Directors has the responsibility of reviewing our financial statements, exercising general oversight of the integrity and reliability of our accounting and financial reporting practices, and monitoring the effectiveness of our internal control systems. The Board of Directors also recommends selection of the auditing firm and exercises general oversight of the activities of our independent auditors, principal financial and accounting officers and employees and related matters.


Code of Ethics

     We have not yet adopted a code of ethics for the company's senior financial officers, as provided in Section 406 of the Sarbanes-Oxley Act of 2002, and SEC rules promulgated thereunder. We expect to do so in the near future.

Compliance With Section 16(A) Of The Exchange Act

     The Company believes that no officer, director or control person failed to timely file any report required under Section 16(a) of the Securities Exchange Act of 1934 during the period.

Item 10  -  EXECUTIVE COMPENSATION

Summary Compensation Table


     The table below lists each type of compensation received since our inception by each executive officer whose compensation was reportable under this item, We did not pay salaries or other compensation to directors. Subsequent to June 30, 2003 we made a one-time award of restricted stock to our president and vice president in the amounts of 54,000 and 200,000, respectively. Our board of directors expects to adopt during fiscal 2004 a modest non-cash compensation plan for executive officers in lieu of salaries or other cash compensation.

===========================================================================================================================
                                                                             Long Term Compensation
                                                                 ------------------------------------------
                                 Annual Compensation                        Awards               Payouts
                             ----------------------------------- ------------------------------ -----------
        (a)            (b)      (c)      (d)          (e)            (f)             (g)           (h)           (i)

                                                                  Restricted     Securities
                                                 Other Annual       Stock        Underlying        LTIP       All Other
                              Salary    Bonus    Compensation       Awards      Options/SARs     Payouts     Compensation
                             ---------- ------- ---------------- ------------- ---------------- ----------- ---------------

 Name and Principle   Year      ($)      ($)          ($)            ($)             (#)           ($)           ($)
      Position
--------------------- ------ ---------- ------- ---------------- ------------- ---------------- ----------- ---------------

Antoine Jarjour
President/CEO,         2003    $10,800    $0          $0           $25,600(2)         -             $0            $0
    Director
---------------------------------------------------------------------------------------------------------------------------
(1)  Settled by issuance of 54,000 shares of common stock in July, 2003.

(2)  1,600,000 shares of Series A Preferred Stock issued in consideration of services to the company.
===========================================================================================================================

         No funds were set aside or accrued by the Company during fiscal year 2003 or 2002 to provide pension, retirement or similar benefits for directors or executive officers. We reimburse directors for out-of-pocket expenses in connection with their official duties. We have not yet adopted a policy for compensating directors, but may do so in the future.

Item 11  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth, as of August 31, 2003, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company's chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Amounts presented give effect to the April 2003 10-for-1 stock split, and the March 2000 20-for-1 stock split. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

==========================================================================================
       Title                                                                   Percent of
     of Class          Persons or Group                      Shares Owned        Class
------------------ -------------------------------------- ---------------- ---------------

Common             Antoine Jarjour                            16,054,000(1)       41.1%
                   4017 Colby Avenue
                   Everett, WA  98201


Common             Richard Dagg                                  250,000(2)        0.6%
                   4017 Colby Avenue
                   Everett, WA  98201

----------------------------------------------------------------------------------------
Common             Officers and Directors as a Group           16,304,000         41.7%
----------------------------------------------------------------------------------------
(1)  President and a director of the company. Includes 16,000,000 shares issuable upon conversion of 1,600,000 shares of Series A Preferred stock held jointly with Roula Jarjour, secretary of the corporation and spouse of
     Anton Jarjour.
(2)  Vice president and a director. Includes 50,000 shares issuable upon exercise of warrants.
==========================================================================================



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


Equity Stock for Services

     We issued 1,600,000 shares of preferred stock to our President in exchange services in connection with the planning and organization of our medical discount plan business, valued at $25,000. Beginning on the anniversary of its issuance, i.e., August 31, 2004, the stock will pay a divdend in the amount of $.0075 per share, payable quarterly in arrears. Our board of directors, with Mr. Jarjour abstaining, made a determination that the issuance was reasonable and in the best interests of the company.

Loan from Director

     In June, 2003 we borrowed $10,000 from Charles Carafoli, a director of the corporation. The Principal and interested, which accrues at 4% per annum, is payable on demand any time after December 31, 2005. The Promissory Note evidencing the debt is attached as Exhibit 10.3 to this Annual Report. Operating Leases

     We rent computer equipment, copiers, and a phone system on a month-to-month basis from another company which is currently in bankruptcy. The equipment is leased to an otherwise non-affiliated company controlled by our president, Antoine Jarjour. We are not obligated for fulfillment of the lease terms, and we have no rights to continued possession or eventual ownership of the equipment. During the period from our inception on March 3, 2003 to June 30, 2003 we paid a total of $37,984 on these leases. Prior to our entering into the arrangement, our board of directors, with Mr. Jarjour declaring his interest and abstaining from the vote, made a determination that the payment amount was fair and that the transaction was in the best interests of the Company.


Item 13 - EXHIBITS AND REPORTS ON FORM 8-K.


Exhibits

         The following exhibits are incorporated into this Form 10-KSB Annual
Report:

================================================================================
     Exhibit No.            Description
     -----------       ----------------------------------------------------
         2.1           Plan of Reorganization(1)
         3.1           Articles of Incorporation(2)
         3.2           Bylaws(2)
         10.1          Material Contract (UIS - Quixtar)
         10.2          Material Contract (Promissory Note)
         31.1          Certification of CEO
         31.2          Certification of CFO
         32.1          Certification of CEO
         32.3          Certification of CFO
         99.1          Standard Customer Agreement
    ------------       ---------------------------------------------------
      1. previously filed with the Company's Form 8-K for April 10, 2003, Amendment No. 1, filed on EDGAR June 6, 2003 and incorporated herein by reference.
      2.   previously filed with the Company's Form 8-K12G3 filed on EDGAR
           April 10, 2003 and incorporated herein by reference.
===============================================================================


Reports on Form 8-K

         Form 8-K12G3 filed on EDGAR April 10, 2003 Form 8-K filed on EDGAR April 15, 2003 Form 8-K/A filed on EDGAR June 6, 2003


ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our principal accounting firm was Madsen and Associates, CPAs Inc. for the fiscal year ended June 30, 2003. We paid fees to our accountants as indicated in the following table:


                                                  Year Ended
                                                June 30, 2003
                                               ---------------
    Audit and Quarterly Review Fees             $       3,880
    Audit-related Fees                                      0
    Tax Fees                                                0
    All Other Fees                                          0

                                               ===============
                         Total Fees             $       3,880

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PERFECT HEALTH CARE CORP.



Dated:  November 12, 2004                   /s/ Antoine Jarjour
                                            ----------------------
                                            President, Chief Executive Officer,




In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Antoine Jarjour           President, Chief Executive   November 12, 2004
-----------------------        Officer, Director




/s/ Roula Jarjour             Secretary                    November 12, 2004
-----------------------


/s/ James W. Young            Chief Financial Officer,     November 12, 2004
                              Principal Accounting
                              Officer


/s/ Charles Carafoli          Director                     November 12, 2004
-----------------------



/s/ Charles Tardanico          Director                     November 12, 2004
-----------------------



/s/ Richard Dagg              Vice President,
-----------------------        Marketing and Sales,         November 12, 2004
                               Director