Form 10QSB/A
period 2003-09-30
PERFECT HEALTH CARE CORP
filed 2004-11-24
CIK 1114931

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

     Issued and outstanding as of October 30, 2004: 23,395,000 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No |X|

NOTE: This first amended quarterly report on Form 10-QSB of Perfect Health Care Corp. is filed to disclose restated financial statements for the quarterly period ended September 30, 2003. We have restated our financial statements to correct errors in the reporting of operating leases, the expensing of advertising and market development costs and the accrual of compensation expense in the proper accounting periods. The effects of these corrections are shown in Note C to the restated financial statements.


PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

The accompanying unaudited financial statements of Perfect Health Care Corp. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending June 30, 2003. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2003 and its results of operations and its cash flows for the three months ended September 30, 2003.

                            PERFECT HEALTH CARE CORP.
                          (A development stage company)
                                  BALANCE SHEET
                   September 30 (unaudited) and June 30, 2003


           Assets                                                Restated           June 30, 2003
                                                            September 30, 2003         Restated
                                                            ------------------  ------------------
Current Assets

   Cash and cash equivalents                                        $ 112,358           $ 246,516
   Accounts receivable, net of
     allowance for doubtful accounts                                   46,815              54,069
   Prepaid expenses                                                     4,140               7,676
                                                            ------------------  ------------------
                                 Total Current Assets                 163,313             308,261


Property and Equipment

       Office furniture and equipment                                  13,371              11,309
       Vehicles                                                         6,064               6,064
       Leasehold improvements                                           1,588               1,588
       Less - accumulated depreciation                                 (1,843)               (713)
                                                            ------------------  ------------------

                           Net Property and Equipment                  19,180              18,248

           Total Assets                                             $ 182,493           $ 326,509
                                                            ==================  ==================

           Liabilities and Stockholders' Equity

Current Liabilities

       Accounts payable and accrued liabilities                      $ 17,091            $ 18,407
       Deferred revenue                                                60,660              74,975
       Accrued compensation                                            27,250              65,800
       Advances by stockholder and director                            18,951              10,000
                                                            ------------------  ------------------

                           Total Current Liabilities                  123,952             169,182

Stockholders' Equity

       Preferred stock
           $.001 par value; 25,000,000 authorized,
             1,600,000 shares issued and outstanding                    1,600               1,600
       Common Stock
           $.001 par value; 200,000,00 shares authorized,
             23,066,000 shares issued and outstanding                  23,395              23,066
       Additional Paid-in Capital                                     582,305             516,834
       Less stock subscriptions receivable                             (7,500)            (72,500)
       Retained earnings (deficit)                                   (541,259)           (311,673)
                                                            ------------------  ------------------

           Total Liabilities and Stockholders' Equity                  58,541             157,327
                                                            ------------------  ------------------

                         Total Stockholders' Equity                 $ 182,493           $ 326,509
                                                            ==================  ==================


                See accompanying notes to financial statements.

                            PERFECT HEALTH CARE CORP.
                          (A development stage company)
                             STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 2003


                                                                Restated
                                                          September 30, 2003
                                                          ------------------

Revenue from Card Sales                                            $ 33,097

Cost of Card Sales                                                   11,267
                                                          ------------------
Gross Profit                                                         21,830

Expenses
   Selling, general and administrative expense                      250,286
   Depreciation                                                       1,130
                                                          ------------------
                                         Total Expenses             251,416

                                               Net Loss          $ (229,586)
                                                          ==================

Net Loss per Common Share                                           $ (0.01)
                                                          ==================

Weighted Average Common Shares Outstanding                       23,285,330
                                                          ==================




                See accompanying notes to financial statements.

                            PERFECT HEALTH CARE CORP.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS
                      Three Months Ended September 30, 2003

                                                                         Restated
                                                                   September 30, 2003
                                                                   ------------------
Operating Activities
    Net Loss                                                        $       (229,586)
     Adjustments to reconcile net loss to cash used
        by operating activities:
          Depreciation                                                         1,130
          Changes in operating assets and liabilities
             Increast (decrease) in accounts receivable                        7,254
             Increase (decrease) in prepaid expenses                           3,536
             Increase (decrease) in accounts payable
               & accrued liabilities                                          (1,316)
             Increase (decrease) in accrued compensation                      27,250
             Increase (decrease) in advances by
               stockholder/director                                            8,951
             Increase (decrease) in deferred revenue                         (14,315)
                                                                   ------------------
                               Cash used by Operating Activities            (197,096)

Investing Activities
    Purchase of property and equipment                                        (2,062)
                                                                   ------------------

                              Net cash from Investing Activities              (2,062)

Cash Flows from Financing Activities
       Payments of stock subscriptions receivable                             65,000
                                                                   ------------------

                              Net cash from Financing Activities              65,000
                                                                   ------------------

Net increase (decrease) in cash                                             (134,158)

Cash at July 1, 2003                                                         246,516
                                                                   ------------------

Cash at September 30, 2003                                           $       112,358
                                                                   ==================


Cash paid for income taxes                                           $             -
                                                                   ==================

Cash paid for interest                                               $             -
                                                                   ==================


                See accompanying notes to financial statements.

                            PERFECT HEALTH CARE CORP.
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003


A.  BASIS OF PRESENTATION

The Interim financial statements of Perfect Health Care Corp. (the Company) for the three months ended September 30, 2003 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of September 30, 2003 and the results of operations and cash flows for the three months ended September 30, 2003.

The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results for a full year period.


B.  SIGNIFICANT ACCOUNTING POLICIES

(a)  Accounting methods

These consolidated financial statements were prepared on an accrual method of accounting.

(b)  Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)  Revenue Recognition

The Company has expensed the costs of acquiring, exploring and developing its precious metal properties during the periods in which they were incurred, and will continue to do so until it is able to determine if it has commercially recoverable ore reserves present on the properties. If it determines that such reserves exist, it will capitalize further costs.

Reclamation bonds for which the Company has posted refundable cash deposits cover the restoration and rehabilitation of the Company's BLM properties. The Company does not believe that it is obligated for significant environmental, rehabilitation or restoration expenses for the mining operations it has conducted to date. The Company believes that its cash deposits could be totally refunded without significant additional expenditures to restore its mining properties.

(d)  Loss Per Share

Loss per share is based on the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings Per Share."

(e)  Income Taxes

The Company has adopted SFAS No. 109 "Accounting for Income Taxes". The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are considered.

Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved and no net tax benefit has been recorded in these financial statements.

(f)  Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, tax credit recoverable, reclamation bond, loan receivable, accounts payable and accrued liabilities, amount due to a director and loan payable. Fair values were assumed to approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.


C.  RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements to correct errors in the reporting of operating leases, the expensing of advertising and market development costs and the accrual of compensation expense in the proper accounting periods.

The effects of these corrections on net income (loss) and earnings (loss) per share are noted below:
                                                  Originally
                                                   Reported         Restated
                                                 -------------    -------------

Revenue from card sales                           $    33,097      $    33,097

Cost of card sales                                     11,267           11,267
                                                 -------------    -------------
                      Gross profit                     21,830           21,830

Expenses:
      Selling, General & Administrative               235,807          250,286
      Interest expense, net                             4,124                -
      Depreciation                                     11,594            1,130
                                                 -------------    -------------
                 Total expense                        251,524          251,146
                                                 -------------    -------------
Net (loss)                                        $  (229,695)     $  (229,586)
                                                 -------------    -------------

Net (loss) per share                                      .01              .01
                                                 -------------    -------------

Weighted average                                   23,285,330       23,285,330
                                                 -------------    -------------




Item 2  -  Management's Discussion and Analysis or Plan of Operation

NOTE: The following discussion and analysis should be read in conjunction with the Company's Interim Financial Statements (unaudited) and the Notes to the Financial Statements for the three month period ended September 30, 2003.

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

     To date, our greatest challenge has been establishing a market for our offerings. Since inception, we have focused our limited resources largely on negotiating the provider agreements needed to package what we think are very good products, but we have yet to demonstrate any meaningful degree of market acceptance for those products. Ongoing discussions with insurance industry executives have indicated that our Card products may be successfully "bundled" with insurance products, however we have yet to consummate such a marketing partnership. A reseller agreement has yielded some encouraging sales results marketing the Card as a stand-alone product. And representatives of various established marketing and sales representative organizations encountered at trade shows have resulted in some re-seller agreements, but none as yet have had significant success in marketing our Card products. Our own sales efforts based on local television and print advertising have yielded some sales, but we currently lack the resources to exploit these successes.

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

Liquidity and Cash Resources

We have limited cash reserves and no credit lines or other sources of cash. Although we are achieving some sales on a regular basis, our current level of revenues is not sufficient to cover our operating expenses. We will have to raise additional capital within the next three months in order to continue our marketing and other business development activities. If we are unable to raise additional capital we may be unable to continue in business.


Item 3 - Controls and Procedures

     Our President and Chief Financial Officer (the "Certifying Officers"), are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the date of this report and believe that the disclosure controls and procedures are effective based on the required evaluation.

     There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1  -  Legal Proceedings

     Insofar as we are aware, there are no legal proceedings, either current, pending, or threatened, involving us.

Item 2  -  Changes in Securities

     During the period we issued a total of 329,000 shares of restricted common stock to two executive officers and an employee under our 2003 Stock Benefit Plan.


Item 3  -  Defaults Upon Senior Securities

     None.

Item 4  -  Submission of Matters to a Vote of Security Holders

     None.

Item 5  -  Other Information

     None.

Item 6  -  Exhibits and Reports on Form 8-K

     a. We filed no Current Reports on Form 8-K during the period.


     b. The following exhibits are filed with this quarterly report:

         Ex. 31.1     Certification of CEO
         Ex. 31.2     Certification of CFO
         Ex. 32.1     Certification of CEO
         Ex. 32.2     Certification of CFO

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PERFECT HEALTH CARE CORP.


November 24, 2004                       /s/ Antoine Jarjour
--------------------                    ---------------------------------------
Dated                                   President, Cheif Executive Officer


November 24, 2004                       /s/ James W. Young
------------------                      ---------------------------------------
Dated                                   Chief Financial Officer