Form 10QSB/A
period 2003-12-31
PERFECT HEALTH CARE CORP
filed 2004-12-20
CIK 1114931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Amendment No. 1


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Issued and outstanding as of December 31, 2003: 23,395,000 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]     No  |X|

NOTE: This first amended quarterly report on Form 10-QSB of Perfect Health Care Corp. is filed to disclose restated financial statements for the quarterly period ended December 31, 2003. We have restated our financial statements to correct errors in the reporting of operating leases, the expensing of advertising and market development costs, and the accrual of compensation expense in the proper accounting periods. The effects of these corrections are shown in Note C to the restated financial statements.

                         PART 1 - FINANCIAL INFORMATION

Item 1  -  Financial Statements

The accompanying unaudited financial statements of Perfect Health Care Corp. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the restated audited financial statements and the notes thereto for the fiscal year ending June 30, 2003, which are included in our first amended Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the U.S. Securities and Exchange Commission November 15, 2004. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of December 31, 2003 and its results of operations and its cash flows for the three months ended December 31, 2003.

                            PERFECT HEALTH CARE CORP.
                                  Balance Sheet
                                   (Unaudited)

            Assets                                               Restated           Restated
                                                            December 31, 2003     June 30, 2003
                                                            -----------------  -----------------
Current Assets

       Cash and cash equivalents                             $           633    $       246,516
       Accounts receivable, net of allowance for
          doubtful accounts                                           54,573             54,069
       Prepaid expenses                                                3,220              7,676
                                                            -----------------  -----------------
                                      Total Current Assets            58,426            308,261


Property and Equipment

       Office furniture and equipment                                 13,371             11,309
       Vehicles                                                        6,064              6,064
       Leasehold improvements                                          1,588              1,588
       Less - accumulated depreciation                                (2,973)              (713)
                                                            -----------------  -----------------
                                Net Property and Equipment            18,050             18,248

            Total Assets                                     $        76,476    $       326,509
                                                            =================  =================

            Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

       Bank Overdraft                                        $         3,890    $            -
       Accounts payable and accrued liabilities                      118,961             18,407
       Deferred revenue                                               66,228             74,975
       Accrued compensation                                           56,875             65,800
       Advances by stockholder and director                           37,061             10,000
                                                            -----------------  -----------------
                                 Total Current Liabilities           283,015            169,182

Stockholders' Equity (Deficit)

       Preferred stock
            $.001 par value; 25,000,000 authorized,
              1,600,000 shares issued and outstanding                  1,600              1,600
       Common Stock
            $.001 par value; 200,000,00 shares authorized,
            23,066,000 shares issued and outstanding                  23,395             23,066
       Additional Paid-in Capital                                    582,305            516,834
       Less stock subscriptions receivable                            (7,500)           (72,500)
       Retained earnings (deficit)                                  (806,339)          (311,673)
                                                            -----------------  -----------------
                                     Total Liabilities and
                            Stockholders' Equity (Deficit)          (206,539)           157,327
                                                            -----------------  -----------------

                                Total Stockholders' Equity   $        76,476    $       326,509
                                                            =================  =================

               See accompanying notes to the financial statements.

                            Perfect Health Care Corp.
                             Statement of Operations
                       Six Months Ended December 31, 2003
                                  (Unaudited)

                                                                    Restated
                                                               December 31, 2003
                                                               -----------------

Revenue from Card Sales                                                $ 46,557

Cost of Card Sales                                                       26,529
                                                               -----------------

Gross Profit                                                             20,028

Expenses
       Selling, general and administrative expense                      512,434
       Depreciation                                                       2,260
                                                               -----------------

                                               Total Expenses           514,694

                                                     Net Loss        $ (494,666)
                                                               =================


Net Loss per Common Share                                               $ (0.02)
                                                               =================

Weighted Average Common Shares Outstanding                           23,340,167
                                                               =================



               See accompanying notes to the financial statements.

                               Perfect Health Care Corp.
                                Statement of Cash Flows
                       Six Months Ended December 31, 2003
                                      (Unaudited)

                                                                                Restated
                                                                              December 31,
                                                                                  2003
                                                                              -------------
Operating Activities
    Net Loss                                                                   $  (494,666)
       Adjustments to reconcile net loss to cash used
          by operating activities:
            Depreciation                                                             2,260
            Changes in operating assets and liabilities
                (Increase) decrease in accounts receivable                            (504)
                (Increase) decrease in prepaid expenses                              4,456
                Increase (decrease) in accounts payable & accrued liabilities      104,444
                Increase (decrease) in accrued compensation                         56,875
                Increase (decrease) in advances by stockholder/director             17,061
                Increase (decrease) in deferred revenue                             (8,747)
                                                                              -------------
                                       Cash used by Operating Activities          (318,821)

Investing Activities
    Purchase of property and equipment                                              (2,062)
                                                                              -------------

                                      Net cash from Investing Activities            (2,062)

Cash Flows from Financing Activities
       Cash advances by stockholder/director                                        10,000
       Payments of stock subscriptions receivable                                   65,000
                                                                              -------------

                                      Net cash from Financing Activities            75,000
                                                                              -------------

Net increase (decrease) in cash                                                   (245,883)

Cash at July 1, 2003                                                               246,516
                                                                              -------------

Cash at September 30, 2003                                                     $       633
                                                                              =============


Cash paid for income taxes                                                     $         -
                                                                              =============

Cash paid for interest                                                         $         -
                                                                              =============


               See accompanying notes to the financial statements.

                            PERFECT HEALTH CARE CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (Unaudited)


A.  BASIS OF PRESENTATION

The Interim financial statements of Perfect Health Care Corp. (the Company) for the six months ended December 31, 2003 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of September 30, 2003 and the results of operations and cash flows for the six months ended December 31, 2003.

The results of operations for the six months ended December 31, 2003 are not necessarily indicative of the results for a full year period.


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

The effects of these corrections on net income (loss) and earnings (loss) per share are noted below:

                                             Originally
                                              Reported        Restated
                                            ------------    ------------

Revenue from card sales                         $46,557         $46,557

Cost of card sales                               26,529          26,529
                                            ------------    ------------
                      Gross profit               20.028          20,028

Expenses:
       Selling, General & Administrative        459,415         512,434
       Interest expense, net                      5,602               -
       Depreciation                              23,187           2,260
                                            ------------    ------------
                      Total expense             488,204         514,694

                                            ------------    ------------
Net (loss)                                     (468,176)       (494,666)

Net (loss) per share                                .02             .02
                                            ============    ============

Weighted average                             23,340,167      23,340,167
                                            ============    ============


Item 2  -  Management's Discussion and Analysis or Plan of Operation

NOTE: The following discussion and analysis should be read in conjunction with the Company's Interim Financial Statements (unaudited) and the Notes to the Financial Statements for the six month period ended December 31, 2003.

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

Six Months Ended December 31, 2003

     Revenues for the quarter and six months ended December 31, 2003 were $13,460 and $46,557. Operating expenses for the quarter and six months ended December 31, 2003 were $236,278 and $514,694, respectively, most of which is attributable to selling and administrative expense. Total operating loss for the quarter was $238,481, or about $.01 per share, and for the six month period $468,666, or about $.02 per share.


Plan of Operation

     Although we are achieving some sales on a regular basis, our current level of revenues is not sufficient to cover our operating expenses. Subsequent to the period covered by this report, we received additional funds in payment of stock subscriptions and from advances by directors, but our cash reserves still are adequate to sustain our current level of operations for only about three months. We will have to raise additional capital within the next three months in order to continue our marketing and other business development activities. If we are unable to raise additional capital we will have to significantly curtail our operations and may even be unable to continue in business.

                           PART II - OTHER INFORMATION


Item 6  -  Exhibits and Reports on Form 8-K


Exhibits

       Exhibit No.               Description
     ----------------          --------------------------------------

          31.1                 Certification of CEO
          31.2                 Certification of CFO
          32.1                 Certification of CEO
          32.2                 Certification of CFO




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PERFECT HEALTH CARE CORP.


December 20, 2004                               /s/ Antoine Jarjour
                                                -------------------------------
                                                President


December 20, 2004                               /s/ James Young
                                                -------------------------------
                                                Chief Financial Officer