Form 10QSB/A
period 2004-03-31
PERFECT HEALTH CARE CORP
filed 2005-01-05
CIK 1114931

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

                      For the transition period from ________ to ___________


                        Commission file number: 000-30697
                                                ---------



                            PERFECT HEALTH CARE CORP.
        ----------------------------------------------------------------
           (Exact name of small business as specified in its charter)


                NEVADA                                    48-1302159
---------------------------------------              ---------------------
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                    Identification No.)



                  4017 Colby Avenue, Everett, Washington 98201
        ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (425) 258-4222
         ---------------------------------------------------------------
                           (Issuer's telephone number)



        ---------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

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

     Issued and outstanding as of May 31, 2004: 23,511,000 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No |X|

NOTE: This first amended quarterly report on Form 10-QSB of Perfect Health Care Corp. is filed to disclose restated financial statements for the quarterly period ended March 31, 2004. We have restated our financial statements to correct errors in the reporting of operating leases, the expensing of advertising and market development costs, and the accrual of compensation expense in the proper accounting periods. The effects of these corrections are shown in Note C to the restated financial statements.



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

                            Perfect Health Care Corp.
                                  Balance Sheet
                                   (Unaudited)


           Assets                                                  Restated        Restated
                                                                March 31, 2004  June 30, 2003
                                                                --------------  -------------
Current Assets

       Cash and cash equivalents                                      $ 1,807      $ 246,516
       Accounts receivable, net of allowance
         for doubtful accounts                                         57,919         54,069
       Prepaid expenses                                                 2,440          7,676
                                                                --------------  -------------

                                         Total Current Assets          62,166        308,261


Property and Equipment

       Office furniture and equipment                                  13,371         11,309
       Vehicles                                                         6,064          6,064
       Leasehold improvements                                           1,588          1,588
       Less - accumulated depreciation                                 (4,103)          (713)
                                                                --------------  -------------

                                   Net Property and Equipment          16,920         18,248

           Total Assets                                              $ 79,086      $ 326,509
                                                                ==============  =============

           Liabilities and Stockholders' Equity

Current Liabilities

       Accounts payable and accrued liabilities                     $ 109,144            $ -
       Deferred revenue                                                66,600         74,975
       Accrued compensation                                            60,950         65,800
       Advance by director                                            130,290         10,000
                                                                --------------  -------------

                                    Total Current Liabilities         366,984        150,775

Stockholders' Equity (Deficit)

       Preferred stock
           $.001 par value; 25,000,000 authorized, 1,600,000
           shares issued and outstanding                                1,600          1,600
       Common Stock
           $.001 par value; 200,000,00 shares authorized,
           23,511,000 shares issued and outstanding                    23,511         23,066
       Additional Paid-in Capital                                     611,189        516,834
       Less stock subscriptions receivable                             (7,500)       (72,500)
       Retained earnings (deficit)                                   (916,698)      (311,673)
                                                                --------------  -------------

           Total Liabilities and Stockholders' Equity (Deficit)      (287,898)       157,327
                                                                --------------  -------------

                                   Total Stockholders' Equity        $ 79,086      $ 308,102
                                                                ==============  =============



               See accompanying notes to the financial statements.

                            Perfect Health Care Corp.
                            Statements of Operations
                   Three and Nine Months Ended March 31, 2004
                                   (Unaudited)

                                                             (Restated)          (Restated)
                                                         Three Months Ended   Nine Months Ended
                                                           March 31, 2004      March 31, 2004
                                                         ------------------   -----------------

Revenue from Card Sales                                           $ 17,516            $ 64,073

Cost of Card Sales                                                  17,278              43,807
                                                         ------------------   -----------------

Gross Profit                                                           238              20,266

Expenses
       Selling, general and administrative expense                 109,467             621,901
       Depreciation                                                  1,130               3,390
                                                         ------------------   -----------------

                                          Total Expenses           110,597             625,291
                                                         ------------------   -----------------

                                                Net Loss          (110,359)         $ (605,025)
                                                         ==================   =================


Net Loss per Common Share                                         $ (0.005)            $ (0.03)
                                                         ==================   =================

Weighted Average Common Shares Outstanding                      23,511,000          23,511,000
                                                         ==================   =================




               See accompanying notes to the financial statements.

                            Statements of Cash Flows
                        Nine Months Ended March 31, 2004
                                   (Unaudited)



                                                                                Restated
                                                                             March 31, 2004
                                                                             --------------
Operating Activities
    Net Loss                                                                    $ (605,025)
       Adjustments to reconcile net loss to cash used
          by operating activities:
           Depreciation                                                              3,390
           Changes in operating assets and liabilities
              Increast (decrease) in accounts receivable                            (3,850)
              Increase (decrease) in prepaid expenses                                5,236
              Increase (decrease) in accounts payable & accrued liabilities         90,737
              Increase (decrease) in accrued compensation                           60,950
              Increase (decrease) in advances by stockholder/director               50,290
              Increase (decrease) in deferred revenue                               (8,375)
                                                                             --------------
                                        Cash used by Operating Activities         (406,647)

Investing Activities
    Purchase of property and equipment                                              (2,062)
                                                                             --------------

                                       Net cash from Investing Activities           (2,062)

Cash Flows from Financing Activities
       Proceeds from sales of common stock                                          29,000
       Payments of stock subscriptions receivable                                   65,000
       Cash advance by stockholder/director                                         70,000
                                                                             --------------

                                       Net cash from Financing Activities          164,000
                                                                             --------------

Net increase (decrease) in cash                                                   (244,709)

Cash at January 1, 2004                                                            246,516
                                                                             --------------

Cash at March 31, 2004                                                             $ 1,807
                                                                             ==============

Cash paid for income taxes                                                             $ -
                                                                             ==============

Cash paid for interest                                                                 $ -
                                                                             ==============



               See accompanying notes to the financial statements.

                            PERFECT HEALTH CARE CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


A.  BASIS OF PRESENTATION

The Interim financial statements of Perfect Health Care Corp. (the Company) for the nine months ended March 31, 2004 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America and specifically the standards of the Public Company Accounting Oversight Board.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of March 31, 2004 and the results of operations and cash flows for the nine months ended March 31, 2004.

The results of operations for the nine months ended March 31, 2004 are not necessarily indicative of the results for a full year period.


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

The effects of these corrections on net income (loss) and earnings (loss) per share are noted below:

                                                  Three Months Ended             Nine Months Ended
                                                    March 31, 2004                March 31, 2004

                                             Originally                      Originally
                                              Reported        Restated        Reported          Restated
                                           --------------- --------------- --------------- ---------------

Revenue from card sales                            17,516          17,516          64,073          64,073

Cost of card sales                                 17,278          17,278          43,807          43,807
                                           --------------- --------------- --------------- ---------------
                             Gross profit             238             238          20,266          20,266

Expenses:
     Selling, general and admin.                  142,579         109,467         601,994         621,901
     Interest Expense - net                         1,626               -           7,228               -
     Depreciation                                  11,594           1,130          34,781           3,390
                                           --------------- --------------- --------------- ---------------
                           Total Expenses         155,799         110,597         644,003         625,291
                                           =============== =============== =============== ===============
                                 Net Loss       (155,561)       (110,359)       (623,727)       (605,025)
                                           =============== =============== =============== ===============
Net Loss per Common Share                          (0.01)         (0.005)          (0.03)          (0.03)
                                           =============== =============== =============== ===============
Weighted Average Common
     Shares Outstanding                        23,434,000      23,511,000      23,395,000      23,511,000
                                           =============== =============== =============== ===============



Item 2  -  Management's Discussion and Analysis or Plan of Operation

NOTE: The following discussion and analysis should be read in conjunction with the Company's Interim Financial Statements (unaudited) and the Notes to the Financial Statements for the nine month period ended March 31, 2004.


This first amended Quarterly Report includes, under Item 1, financial statements that have been re-stated to correct errors in the way we originally reported certain operating leases, the expensing of advertising and market development costs, and the accrual of compensation expenses not in their proper accounting periods. The effects of these corrections are shown in Note C to the restated financial statements.

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

To date, our greatest challenge has been establishing a market for our offerings. Since inception, we have focused our limited resources largely on negotiating the provider agreements needed to package what we think could become industry-leading products, but we have yet to demonstrate any meaningful degree of market acceptance for those products. Ongoing discussions with insurance industry executives have indicated that our Card products may be successfully "bundled" with insurance products, however we have yet to consummate such a marketing partnership. A reseller agreement has yielded some encouraging sales results marketing the Card as a stand-alone product. And representatives of various established marketing and sales representative organizations encountered at trade shows have resulted in some re-seller agreements, but none as yet have had significant success in marketing our Card products. Our own sales efforts based on local television and print advertising have yielded some sales, but we currently lack the resources to exploit these successes.

Three Months and Nine Months Ended March 31, 2004

Revenues for the quarter and nine months ended March 31, 2004 were $17,516 and $64,073, respectively. Operating expenses for the quarter and nine months ended March 31, 2004 were $110,597 and $625,291, respectively, most of which was attributed to selling and administrative expense. We had a net operating loss for the quarter of $110,359, and $605,025 cumulative for the nine month period, or about $0.03 per share.


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


=============================================================================================
                                                                 Price(US$)        # of
   Date                   Class                   Amount         Per Share      Purchasers
----------- --------------------------------- -------------- ----------------- -------------

 2/21/2004     $.001 par value Common Stock       116,000          $0.25            2
 2/21/2004     Common Stock Purchase Warrant       29,000           (1)             2

--------------------------------------------------------------------------------------------
(1) One warrant was issued with each four common shares subscribed.
=============================================================================================

Item 6  -  Exhibits and Reports on Form 8-K


Exhibits

       Exhibit No.               Description
     ----------------      -------------------------------------------------


          31.1             Certification of CEO  (Section 302)
          31.2             Certification of CFO (Section 302)
          32.1             Certification of CEO (Section 906)
          32.2             Certification of CFO (Section 906)





                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PERFECT HEALTH CARE CORP.



January 5, 2005                              /s/ Antoine Jarjour
                                             ---------------------------------
                                             President


January 5, 2005                              /s/ James Young
                                             ---------------------------------
                                             Chief Financial Officer
                                             Principal Accounting Officer