Form 10KSB
period 2004-06-30
PERFECT HEALTH CARE CORP
filed 2005-02-03
CIK 1114931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


             [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for this fiscal year are $71,115.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

         As of January 1, 2005 the Company had 23,511,000 common shares issued and outstanding, of which 12,127,000 were held by non-affiliates. There is currently no market for the Company's common equity.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          As of January 1, 2005 the company had 23,511,000 common shares issued and outstanding.


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

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]

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


Products and Markets

The "National Healthcare Card(R)" Brand

     We market and support a variety of membership card products that are similar in nature but offer differing "bundles" of benefits, and may be targeted to different market "niches" such as employees, affinity groups, and geographic regions. (In this discussion we use the term "the Card" to refer to our products in the aggregate, unless the context requires otherwise.) The Card is designed to provide discounts on purchased products and services, not replace insurance and other options available to consumers to reduce their out-of-pocket costs for health care services and prescriptions. The Card is not an insurance product. There is no undertaking by us as the plan administrator to pay any portion of any fee for services or prescriptions purchased using the Card. Rather, the Card provides the consumer with access to networks of providers who are members of Preferred Provider Organizations (PPOs) or other provider associations and who have agreed in advance to honor the Card and accept previously-negotiated reductions in their fees from patients who pay cash for their services and prescription drugs. The cardholder simply presents his or her card to the participating provider at the time of the service to qualify for the discount. Our network currently includes more than 800,000 providers nationwide, whom cardholders are able to easily identify by location and practice area using either the toll free "800" number printed on the card, or our World Wide Web-based provider search engine.

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

     o   Veterinary services and pet products, and
     o Prepaid legal services (for all legal matters, not just healthcare related)

Our network includes more than 800,000 providers nationwide. Most major metropolitan areas have very good provider coverage, comparable to large HMOs and PPOs; in certain regions, however, we have too few providers in certain categories to make the card useful for some consumers. We have an ongoing program of nominating new providers in all areas to become members of the provider network; in the meantime, in order to assist prospective cardmembers in making a purchase decision, we provide both on-line and toll-free provider search capabilities so that they can determine whether their providers of choice are members of our network. After enrollment, the member receives extensive customer support, including access to our 24-hour "Nurse on Call" help line system. This program allows cardmembers real-time access to licensed registered nurses to answer questions about a variety of personal health issues, including:

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

Direct Sales

     In July of 2003 we entered into an agreement with Universal Insurance Services ("UIS") whereby UIS will distribute, on a non-exclusive, best-efforts basis, the Card and derivative products through its sales agents and affiliated "independent business owners" ("IBOs"). We have agreed that UIS may, at its option, market products that may directly or indirectly compete against our products; nevertheless, we expect, although we cannot be certain, that UIS agents and IBOs will actively market our products as complements to their own offerings.

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

     c) staffing and training a sophisticated customer-support center, from which both cardholders and providers can get prompt, courteous, and complete information about all aspects of our programs. We train personnel in how to present the information to non-members and members for the best out come for that individual person. Each Customer Service Representative ("CSR") has a handbook at his or her station so there is no guess work in what is said between the CSR and material that is sent to a member and what a CSR has said. Over the pass year we have added new networks with the added benefit of being able to use their CSR's to answer questions on providers and how there network works; and

     d) constantly seeking and negotiating new agreements with PPO's and providers. . In the past year we have negotiated new agreements with new networks with better services that benefit ours members. This includes networks that have more providers of all kinds with a higher percentage of savings for those services.

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

Suppliers

     Our principle supplier is Alliance HealthCard, Inc., of Norcross, Georgia ("Alliance"). Under our agreement, which runs through June of 2006 and renews automatically unless either party terminates, Alliance guarantees our cardholders access to their network of over 800,000 providers nationwide, in varying combinations of specialties and at varying discounts from the scheduled prices for covered services. We bear all of the marketing and administration costs for the cards we sell. (A copy of the agreement is attached as Exhibit
10.6 to this Annual Report.)

     Although we have arrangements with secondary suppliers, Alliance currently supplies the provider commitments for almost all of our sales. Should we lose the Alliance arrangement for any reason we would expect to establish a primary relationship with one of our secondary suppliers. Should we be unable to replace the Alliance arrangement with a similar arrangement with another provider network, our business could be disrupted, as the provider agreement is necessary in order for us to be able to offer the discounts to our cardholders.


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

     We believe our organization falls under the general HIPAA guidelines for Business Associates. Members of our senior management team are completing a comprehensive course which provides the following information:

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

WE MAY NOT BE ABLE TO CONTINUE IN BUSINESS. Our independent auditor's report for the year ended June 30, 2004 expresses substantial doubt about our ability to continue as a going concern. Unless we can achieve a rapid and substantial increase in sales, which is unlikely, or raise additional capital, we will have to discontinue operations which could result in a loss on your investment.

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

OUR PRESIDENT MAY BE ABLE TO EXERCISE EFFECTIVE CONTROL OF THE COMPANY. Antoine Jarjour, our president and a member of our board of directors, holds preferred stock that is convertible into 16,000,000 shares of common stock, which if converted would represent approximately 53.1% of the shares then-outstanding. Accordingly, Mr. Jarjour may be able to influence more than 50% of the voting power of our stock. Such concentration of voting power may limit the ability of outside interests to effect a change of control of the Company that could be beneficial to the majority of shareholders.

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

     We know of no current or threatened legal proceedings disclosable under this Item.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market

     Our authorized capital consists of 200,000,000 shares of $.001 par value common stock, and 25,000,000 shares of undesignated preferred stock. As of January 1, 2005 we had 23,511,000 shares of common stock issued and outstanding, of which 11,384,000 shares, or 41.5%, were held by our affiliates. Taking into account securities convertible into our common stock, and assuming all such securities were to be converted, affiliates would hold 68.5% of the common stock.

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

Holders of Common Stock

     As of September 30, 2004 there were 65 holders of record of our common stock. That number does not include stockholders for whom shares were held in nominee or street name.

Transfer Agent

     The Transfer Agent and Registrar for our common stock is Holladay Stock Transfer of Scottsdale, Arizona.

Preferred Stock

     As of January 1, 2005 there were 1,600,000 shares of $.001 par value preferred stock outstanding, designated as "Series A." All of the shares were issued to our President, Antoine Jarjour, in exchange for services to the company relating to the development and implementation of our business plan and organization. Each share is convertible into 10 shares of our common stock, and have no voting rights. The shares pay a quarterly dividend equal to $.0075 per year per share, beginning one year following their issue and continuing until conversion, are not callable by the company, or redeemable by the holder. Our board of directors has sole power to designate classes and series of preferred stock.

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


===============================================================================================================
          Date                   Class                       Amount           Price(US$)   # of Purchasers
----------------------------------------------------- ---------------- ------------------ -----------------
3/03/2003           $.001 par value Series A               1,600,0001       $0.016/share          1
                    Preferred Stock
4/14 - 6/30/2003    $.001 par value Common Stock            2,036,000        $0.25/share          9
                    Common Stock Purchase Warrant             509,000             $0.002          9
7/22/2003           $.001 par value Common Stock               30,000        $0.25/share          1
                    Common Stock Purchase Warrant               7,500             $0.002          1
                    $.001 par value Common Stock              329,000             $0.253          3
2/24/2004           $.001 par value Common Stock              116,000             $0.254          2
-----------------------------------------------------------------------------------------------------------
(1)   Issued to the president of the company in exchange for business planning and organizational services in connection with the company's membership discount medical plan business.
(2)   One warrant was issued with each four common shares subscribed.
(3)   Issued to three executive officers of the Company in consideration of services to the corporation.
(4)   Issued for cash.
===============================================================================================================

Employee Stock Benefit Plan

On July 1, 2003, we adopted our 2003 Stock, Option and Restricted Stock Benefit Plan. On July 21, 2003, we filed a registration statement on Form S-8 to register 5,000,000 shares of our $.001 par value common stock for possible issuance under the plan. The plan permits the company to issue both incentive stock options and non-qualified stock options, as well as direct awards of either registered or restricted stock. The full board serves as the administration committee and determines eligibility and awards. The following table lists shares issued under the plan during the fiscal year ended June 30, 2004:


======================================================================================
          Date                     Class                    Amount       Issued to:
--------------------- --------------------------------- ------------ ----------------
July 22, 2003         $.001 par value Common Stock1         200,000       Officer
July 22, 2003         $.001 par value Common Stock1          75,000      Employee2
July 23, 2003         $.001 par value Common Stock1          54,000       Officer
-------------------------------------------------------------------------------------
(1)    Restricted
(2)    Employee was subsequently appointed an executive officer of the Company
=====================================================================================

No options have yet been issued under the Plan, and the maximum number of shares issuable under the plan (including via the exercise of options) is 5,000,000, of which 4,671,000 remain available for issue.


Item 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2004.

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

Results Of Operations For Fiscal Year Ended June 30, 2004 vs. 2003

     Since our inception, we have funded our activities by primarily by issuing stock and borrowing. Although we will continue periodically to seek external sources of funds, there can be no assurance that we will be able to raise sufficient capital to fund our operations. If we do raise equity capital, depending on the number of shares issued and the issue price of the shares, current shareholders' interests may be diluted.

     During the fiscal year ended June 30, 2004, our first full fiscal year of operation, we raised $29,000 from sales of equity stock, and received $190,000 in advances from officers and directors. The stock sales were sales of our $.001 par value common stock made without registration under the Securities Act of 1933 (the "Act"), pursuant to a private placement under Regulation D of the Act.

     We had revenues of $71,115 for the year, plus $58,043 in deferred revenues for prepaid annual memberships (see "Revenue Recognition Policy" following). These amounts are versus $26,892 and $74,975, respectively, for the partial fiscal year from our inception on March 3, 2003 through June 30, 2003.

     Expenses in the period were $765,091 vs. $329,971. Expenses included $65,800 of accrued compensation to executive officers and key personnel, which we expect to settle by issuing common stock. Other significant expense categories were:

                                            2004               2003
                                      --------------   ---------------
         Advertising Costs            $    177,637      $      38,993
         Rent                               42,500              9,500
         Lease Expense                      38,396             21,902
         Payroll Expense                   274,178            139,536
         Professional Fees                  81,389             57,397
         Telephone                          33,928             15,337
         Office                             45,904             11,378
         Other                              75,932             35,928

     The Company's consolidated financial statements were prepared on a going concern basis, which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. Our independent auditors included in their report for the period ended June 30, 2004 cautionary language indicating substantial doubt as to the company's ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to generate profitable operations in the future, to maintain adequate financing, and to achieve a positive cash flow. There is no assurance we will be able to meet all or any of such goals.

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


Liquidity and Capital Resources

     At June 30, 2004 we had cash and cash equivalents of $27,872. At our present levels of revenues and expenses, we expect the funds we received in advances from shareholders to support our operations for approximately nine months into the year. Certain directors and executive officers have advanced funds to us to help meet our monthly expenses and continue our marketing efforts, however they are not obligated to do so in the future. It is likely that we will need to raise additional capital to sustain our administrative and marketing expenditures before we achieve significant revenues from operations. We expect revenues from our UIS/Quixtar remarketing agreement to continue to increase, although not to a level sufficient to cover our expenses for the foreseeable future.

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

                         Madsen & Associates, CPA's Inc.
                               Ted A. Madsen, CPA
                               684 E. Vine St. #3
                               Murray, Utah 84107
                          801-268-2632 fax 801-262-3978



Board of Directors and Stockholders
Perfect Health Care Corp.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheet of Perfect Health Care as of June 30, 2004 and the related statements of operations, stockholders' equity and cash flows for the period ending June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perfect Health Care Corp. as of June 30, 2004 and the results of its operations and cash flows for the period ending June 30, 2004 in conformity with accounting principles generally accepted in the United States.

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


Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
September 15, 2004

                            PERFECT HEALTH CARE CORP.
                                  Balance Sheet
                                  June 30, 2004

            Assets                                                                  Restated
                                                              June 30, 2004      June 30, 2003
                                                              -------------     --------------
Current Assets

       Cash and cash equivalents                              $     27,872      $     246,516
       Accounts receivable, net of allowance
          for doubtful accounts                                     41,343             54,069
       Prepaid expenses                                              1,440              7,676
                                                              -------------     --------------
                                  Total Current Assets              70,655            308,261

Property and Equipment

       Office furniture and equipment                               13,729             11,309
       Vehicles                                                      6,064              6,064
       Leasehold improvements                                        7,703              1,588
       Less - accumulated depreciation                              (5,486)              (713)
                                                              -------------     --------------
                            Net Property and Equipment              22,010             18,248

                                          Total Assets        $     92,665      $     326,509
                                                              =============     ==============
            Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

       Accounts payable and accrued liabilities               $     87,553      $      18,407
       Deferred revenue                                             58,043             74,975
       Accrued compensation                                         83,450             65,800
       Advances by stockholders and directors                      273,578             10,000
                                                              -------------     --------------

                             Total Current Liabilities             502,624            169,182

Stockholders' Equity (Deficit)

       Preferred stock
            $.001 par value; 25,000,000 shares authorized,
            1,600,000 shares issued and outstanding                  1,600              1,600
       Common Stock
            $.001 par value; 200,000,00 shares authorized,
               23,511,000 and 23,066,000 shares issued
               and outstanding at June 30, 2004 and
               2003, respectively                                   23,511             23,066
       Additional Paid-in Capital                                  611,189            516,834
       Less stock subscriptions receivable                          (7,500)           (72,500)
       Retained earnings (deficit)                              (1,038,759)          (311,673)
                                                              -------------     --------------
  Total Liabilities and Stockholders' Equity (Deficit)            (409,959)           157,327
                                                              -------------     --------------
                  Total Stockholders' Equity (Deficit)        $     92,665      $     326,509
                                                              =============     ==============

                 See accompanying notes to financial statements

                            PERFECT HEALTH CARE CORP.
                             Statement of Operations
                       Years Ended June 30, 2004 and 2003


                                                                              Restated
                                                           June 30, 2004   June 30, 2003
                                                           -------------   -------------

Revenue from Card Sales                                    $     71,115    $     26,892

Cost of Card Sales                                               28,337           8,594
                                                           -------------   -------------

Gross Profit                                                     42,778          18,298

Expenses
       Selling, general and administrative expense              765,091         329,258
       Depreciation                                               4,773             713
                                                           -------------   -------------

                                        Total Expenses          769,864         329,971

                                              Net Loss     $   (727,086)   $   (311,673)
                                                           =============   =============


Net Loss per Common Share                                     $   (0.03)      $   (0.01)
                                                           =============   =============

Weighted Average Common Shares Outstanding                   23,415,917      21,688,667
                                                           =============   =============


                 See accompanying notes to financial statements

                            PERFECT HEALTH CARE CORP.
                             Statement of Cash Flows
                       Years ended June 30, 2004 and 2003

                                                                         Restated        Restated
                                                                       June 30, 2004   June 30, 2003
                                                                       -------------   -------------
Operating Activities
    Net Loss                                                             $ (727,086)     $ (311,673)
       Adjustments to reconcile net loss to cash used
          by operating activities:
            Depreciation                                                      4,773             713
            Provision for bad debts                                           2,960           2,689
            Preferred stock issued for services rendered                          -          25,000
            Changes in operating assets and liabilities
                Increase (decrease) in accounts receivable                    9,766         (56,758)
                Increase (decrease) in prepaid expenses                       6,236          (7,676)
                Increase (decrease) in accounts payable
                   & accrued liabilities                                     69,146          18,407
                Increase (decrease) in accrued compensation                  83,450          65,800
                Increase (decrease) in advance by
                   stockholders/directors                                    73,578               -
                Increase decrease) in deferred revenue                      (16,932)         74,975
                                                                       -------------   -------------
                                   Cash used by Operating Activities       (494,109)       (188,523)

Investing Activities
    Purchase of property and equipment                                       (8,535)        (18,961)
                                                                       -------------   -------------

                                  Net cash from Investing Activities         (8,535)        (18,961)

Cash Flows from Financing Activities
       Proceeds from sales of common stock                                   29,000         444,000
       Payments of stock subscriptions, net                                  65,000
       Advances by stockholders/directors                                   190,000          10,000
                                                                       -------------   -------------

                                  Net cash from Financing Activities        284,000         454,000
                                                                       -------------   -------------

Net increase (decrease) in cash                                            (218,644)        246,516
                                                                            246,516
Cash at beginning of period                                                       -               -
                                                                       -------------   -------------

Cash at end of period                                                    $   27,872      $  246,516
                                                                       =============   =============

Cash paid for income taxes                                               $        -      $        -
                                                                       =============   =============

Cash paid for interest                                                   $        -      $        -
                                                                       =============   =============
Non cash flows from operating activites

       Issuance of 329,000 common shares for accrued compensation        $   65,800
                                                                       =============


                 See accompanying notes to financial statements

                            PERFECT HEALTH CARE CORP.
                   Statement of Changes in Shareholders Equity
                       Years Ended June 30, 2004 and 2003

                                                                                    (Restated)
                                                            ---------------------------------------------------------
                                                                   Preferred Stock            Common Stock
                                                                Shares       Amount        Shares         Amount
                                                            -------------  ----------  -------------  -------------
Balance March 3, 2003
     Elimination of Perfect Health Care Corp.
       private company stock                                                                           $         -

     Recapitalization of Perfect Health Care Corp.
       with public company common stock @ .001 per share                                 21,000,000         21,000

     Proceeds from private placement
       net of stock subscriptions receivable                                              2,066,000          2,066

     Issuance of preferred stock for services rendered         1,600,000       1,600

     Net loss for the period ended June 30, 2003                       -           -              -              -
                                                            -------------  ----------  -------------  -------------
Balance, June 30, 2003                                         1,600,000    $  1,600     23,066,000    $    23,066
                                                            =============  ==========  =============  =============


Cash received for stock subscriptions

     Common stock issued for accrued compensation
       at $.20 per share in July 2003                                                       329,000            329

     Common stock issued for cash at $.10 per share                                         116,000            116
       in February 2004

Net loss for year ended June 30, 2004

                                                            -------------  ----------  -------------  -------------
Balance, June 30, 2004                                         1,600,000    $  1,600     23,511,000    $    23,511
                                                            =============  ==========  =============  =============


(continued)

                                                                                   (Restated)
                                                            -------------------------------------------------------------
                                                                                Stock         Retained
                                                                Paid-in     Subscriptions     Earnings
                                                                Capital       Receivable      (Deficit)         Total
                                                            -------------  --------------  ---------------  -------------
Balance March 3, 2003
     Elimination of Perfect Health Care Corp.
       private company stock                                  $        -

     Recapitalization of Perfect Health Care Corp.
       with public company common stock @ .001 per share         (21,000)        -                -               -

     Proceeds from private placement
       net of stock subscriptions receivable                     514,434     $   (72,500)                    $   444,000

     Issuance of preferred stock for services rendered            23,400                                          25,000

     Net loss for the period ended June 30, 2003                       -                    $    (311,673)      (311,673)

                                                            -------------  --------------  ---------------  -------------
Balance, June 30, 2003                                        $  516,834     $   (72,500)   $    (311,673)   $   157,327
                                                            =============  ==============  ===============  =============

Cash received for stock subscriptions                                             65,000                          65,000

     Common stock issued for accrued compensation
       at $.20 per share in July 2003                             65,471                                          65,800

     Common stock issued for cash at $.10 per share               28,884                                          29,000
       in February 2004


Net loss for year ended June 30, 2004                                                            (727,086)      (727,086)
                                                            -------------  --------------  ---------------  -------------
Balance, June 30, 2004                                        $  611,189     $    (7,500)   $  (1,038,759)   $  (409,959)
                                                            =============  ==============  ===============  =============




                 See accompanying notes to financial statements

                            Perfect Health Care Corp.
                          Notes to Financial Statements
                             June 30, 2004 and 2003

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit or cash investments purchased with original maturities of three months or less.

Accounts Receivable

The accounts receivable amount at June 30, 2004 and 2003 are detailed below:

                                                     2004            2003
                                                -----------------------------
          Accounts receivable                    $    46,992       $  56,758
          Less: Allowance for
                doubtful accounts                     (5,649)         (2,689)
                                                -------------    ------------
                     Accounts receivable, net         41,343          54,069

A provision for bad debt in the amount of $2,960 and $2,689 has been charged to operations for the period ended June 30, 2004 and June 30, 2003, respectively.

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

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

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

On June 30, 2004 and 2003, the Company had a net operating losses available for carry forward of $727,086 and $311,673, respectively. The tax benefit of this loss carryforward has been fully offset by a valuation reserve because the use to the tax benefit is undeterminable since there is no reasonable method to determine the usage of this carryforward in the future. The loss carryforward will start to expire in 2023.

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


2.   Reorganization with Love Calendar, Inc.

On April 7, 2003 the Company issued 21,000,000 common shares to acquire all of the issued and outstanding common shares of Love Calendar, Inc. Love Calendar, Inc. was incorporated under the laws of the state of Utah on August 17, 1987 and had been considered a "development stage company" with no significant operations since inception.

The acquisition of Love Calendar, Inc. has been accounted for as a "reverse merger acquisition" or a recapitalization of Perfect Health Care Corp. At the time of the acquisition Love Calendar, Inc. had no assets or liabilities and had no operations in the previous fiscal year.


3.   Capital Stock

The Company's capital stock consists of the following:

         Preferred stock - par value $.001, authorized 25,000,000 shares; 1,600,000 shares issued and outstanding at June 30, 2004 and 2003. The preferred stock is non-voting, non-cumulative and does not carry a stated dividend rate.

         Common stock - par value $.001, authorized 200,000,000 shares; 23,511,000 shares and 23,066,000 shares issued and outstanding at June 30, 2004 and 2003, respectively.

Private Placement

In June 2003 the Company completed a private placement of its common stock in which it realized $516,500 through the sale of 2,066,000 shares of common stock at $.25 per share. Subscribers also received a warrant to purchase one share of common stock with each four shares purchased in the private placement. The exercise price of each warrant is $.50 per share and all warrants expire, if not exercised, on August 29, 2004. At June 30, 2003 there were 516,500 warrants outstanding. The fair market value of these outstanding warrants is not material and therefore, none of the proceeds from the sale of common shares has been allocated to the outstanding warrants. At June 30, 2004 and 2003, $7,500 and $72,500 related to the private placement had not been collected and is shown as stock subscriptions receivable in the accompanying financial statements.

Preferred Stock

On April 9, 2003 the Company issued 1,600,000 shares of its preferred stock to its president in connection with consulting services he provided during the Company's formation and start-up. The preferred stock was valued at approximately $.016 per share based upon the fair value of the services provided.


4.   Related Party Transactions

Office Rents

The Company rents office space from the president on a month-to-month basis for $2,375 per month. During the period ended June 30, 2004 the Company accrued rent payable to the president of $28,500. During the period ended June 30, 2003, $4,750 was paid to the President for the office rental.

Advance by Director

A director advanced $10,000 to the Company to assist with start up costs. This advance is non-interest bearing and due on demand. The Company intends on repaying this advance to the director.

Operating Leases

The Company leases computer equipment, copies, and a phone system on a month-to-month basis from an otherwise unaffiliated company controlled by the Company's current President. During the fiscal year ended June 30, 2004 the Company paid a total of $55,374 on the leases.


5.   Accrued Compensation

The Company had accrued compensation of $65,800 to officers and key employees of the Company in 2003. The Company accrued compensation of $83,450 to officers and key employees during the year ended June 30, 2004. This accrued compensation is to be paid to the officers and key employees by common stock of the Company. In July of 2003 this amount was paid to the officers and key employees by the issuance of common stock.

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

Operating Leases

As stated in note 4 - Related Party Transactions, the Company leases computer equipment, copiers, and a phone system from an otherwise unaffiliated company controlled by the Company's current President. These lease obligations were considered to be capitalized lease obligations of the non-affiliated company. The non-affiliated company has defaulted on these lease obligations. Perfect Health Care, Corp. has been making lease payments of a reduced amount on a month-to-month basis while it uses some of this equipment. The Company is not obligated to make payments under the terms and conditions of the leases. The Company is not entitled to any ownership of these assets if and when the lease obligations are fulfilled.

Accrued Compensation and Prepaid Expenses

As stated in Note 5 - Accrued Compensation, the Company has accrued compensation expense to officers and key employees in the amount of $65,800 at June 30, 2003. This amount is to be repaid to the individuals by the issuance of common stock of the Company. The Company repaid these amounts to the officers and key employees in July of 2003 by issuing 329,000 shares of common stock valued at $.25 per share. Originally the Company had reported the compensation expense in July of 2003 when the stock was issued. The financial statements have been restated to report this compensation expense in the period ended June 30, 2003.

Advertising and Market Development Costs

The Company incurs advertising and market development costs in the operation of its business. Originally these costs were being reported as prepaid expenses and amortized over a twelve month period. The financial statements have been restated to charge these expenses to operations for the period ended June 30, 2003.

The effects of these corrections on the net income (loss) and earnings (loss) per share are noted below:

                                                   Originally
                                                    Reported         Restated
                                                  -----------      ------------

Revenue for card sales                              $ 26,892          $ 26,892

Cost of card sales                                     8,594             8,594

Gross Profit                                          18,298            18,298

Expenses
  Selling, general & administrative                   244,899          329,258
  Interest expense, net                                 3,666                0
  Depreciation                                         11,176              716
                                                   -----------     ------------
         Total expense                                259,741          329,971
                                                   -----------     ------------
Net (loss)                                           (241,443)        (311,673)
                                                   ===========     ============
Net (loss) per common share                             (0.01)           (0.01)
                                                   ===========     ============
Weighted Average - common stock outstanding        21,688,667       21,688,867


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
           AND FINANCIAL DISCLOSURE

     On April 9, 2004 the our board of directors appointed the firm of Madsen and Associates CPAs, Inc. to be the Company's certifying accountants for the fiscal year ending June 30, 2004. For the fiscal year ended June 30, 2003 our financial statements were audited by Randy R. Simpson, CPA, P.C., however that firm elected not to register with the Public Company Accounting Oversight Board and so has ceased operations with respect to public company audits.

     On April 30, 2004 we filed on EDGAR an amended Current Report on Form 8-K/A with respect to the change of auditors, which report is incorporated herein by reference.

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

        Name             Age         Position                     Service Began
    ------------------  -----    ------------------------------    ------------
    Antoine Jarjour       47     President, CEO,                    April 2003
                                 Acting CFO, Director

    Roula Jarjour         37     Secretary                          July 2003

    Charles Tardanico     64     Director                           April 2003

    Richard Dagg          56     Director, Vice
                                 president-Marketing                April 2003

    Charles Carofoli      56     Director                           April 2003

    James Young           62     Principal Accounting Officer       June 2004
-------------------------------------------------------------------------------
Note: The full board acts as both the audit committee and the compensation committee. The Company intends to seek at least one independent director to serve on the audit committee who qualifies as a "financial expert" pursuant to
Section 407 of the Sarbanes-Oxley Act of 2002, and SEC rules promulgated thereunder, but has not as yet done so.

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

     James W. Young, age 62, has worked in national sales and in accounting for the Company since April of 2003, and has served as Chief Financial Officer and Principal Accounting Officer since June 2004. Mr. Young has been an Enrolled Agent since May of 1986, and has operated his own accounting and tax firm for over 35 years in the greater Seattle area.

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

Compliance With Section 16(A) Of The Exchange Act

     Based solely on a review of each individual's EDGAR filings, we believe that our officers and control persons failed to timely file certain reports required under Section 16(a) of the Securities Exchange Act of 1934 during the period, as follows:

     o Antoine Jarjour, President and a Director, had not filed Form 5 for the fiscal year ended June 30, 2004, by its due date;

     o James Young, Chief Financial Officer and Principal Accounting Officer, had not filed Form 5 for the fiscal year ended June 30, 2004, by its due date;

     o Charles Carafoli, Director, had not filed Form 5 for the fiscal year ended June 30, 2004, by its due date;

     o Charles Tardanico, Director, had not filed Form 5 for the fiscal year ended June 30, 2004, by its due date; and

     o Richard Dagg, Vice President-Marketing, had not filed Form 5 for the fiscal year ended June 30, 2004, by its due date.

However, as of the date of filing of this Annual Report, the Forms 5 have been filed with the exception of Jim Young who, we are informed, expects to file presently.


Item 10  -  EXECUTIVE COMPENSATION

Summary Compensation Table

     The table below lists each type of compensation received since our inception by each executive officer whose compensation was reportable under this item, We did not pay salaries or other compensation to directors. During the year ended June 30, 2003 we issued 54,000 shares of our restricted common stock to our President in settlement of $10,800 accrued salary, and during our most recent fiscal year we accrued $54,000 of salary which we expect to settle by issuance of stock as well. Our board of directors expects to adopt a modest non-cash compensation plan for executive officers in lieu of salaries or other cash compensation.

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

                                                                  Restricted     Securities
                                                 Other Annual       Stock        Underlying        LTIP       All Other
                              Salary    Bonus    Compensation       Awards      Options/SARs     Payouts     Compensation
                             ---------- ------- ---------------- ------------- ---------------- ----------- ---------------

 Name and Principle   Year      ($)      ($)          ($)            ($)             (#)           ($)           ($)
      Position
--------------------- ------ ---------- ------- ---------------- ------------- ---------------- ----------- ---------------
Antoine Jarjour        2004   $54,000(1)  $0          $0              $0              -             $0            $0
President/CEO,        ------ ---------- ------- ---------------- ------------- ---------------- ----------- ---------------
    Director           2003    $10,800    $0          $0           $25,600(2)         -             $0            $0
---------------------------------------------------------------------------------------------------------------------------
(1)  Accrued but not yet paid.
(2)  Settled by issuance of 54,000 shares of common stock in July, 2003.
(2)  1,600,000 shares of Series A Preferred Stock issued in consideration of services to the company.
===========================================================================================================================


         No funds were set aside or accrued by the Company during fiscal year 2004 or 2003 to provide pension, retirement or similar benefits for directors or executive officers. We reimburse directors for out-of-pocket expenses in connection with their official duties. We have not yet adopted a policy for compensating directors, but may do so in the future.


Item 11  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth, as of January 1, 2005, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company's chief executive officer; and
(iv) by all executive officers and directors of the Company as a group. Amounts presented give effect to the April 2003 10-for-1 stock split, and the March 2000 20-for-1 stock split. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

=========================================================================
Title                                                        Percent
of Class         Persons or Group           Shares Owned     of Class
--------------- -------------------------- ---------------- -----------

Common          Antoine Jarjour              21,254,000(1)     53.1%
                4017 Colby Avenue
                Everett, WA  98201
Common          Charles Carafoli              2,405,000         6.0%
                4017 Colby Avenue
                Everett, WA  98201
Common          Charles Tardanico             3,250,000         8.1%
                4017 Colby Avenue
                Everett, WA  98201
Common          Richard Dagg                   450,000(2)       1.1%
                4017 Colby Avenue
                Everett, WA  98201
Common          James Young                      75,000         0.2%
                4017 Colby Avenue
                Everett, WA  98201

--------------- -------------------------- ---------------- -----------
Common          Officers and Directors
                   as a Group (3)            27,434,000       68.5%
-----------------------------------------------------------------------
(1) President and a director of the company. Includes 16,000,000 shares issuable upon conversion of 1,600,000 shares of Series A Preferred stock, and 5,254,000 common shares registered to immediate family members.
(2) Vice president and a director. Includes 50,000 shares issuable upon exercise of warrants.
========================================================================


     There are currently no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company.


Item 12  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Office Lease

     We lease office space on a month-to-month basis from our President, Mr. Antoine Jarjour, for $2,375 per month. The board of directors, with Mr. Jarjour abstaining, made a determination that the terms of the rental arrangement were equivalent to or more favorable than the company could obtain from an independent party. During the fiscal year ended June 30, 2004 we accrued $28,500 of rent payable to the officer.

Equity Stock for Services

     We issued 1,600,000 shares of preferred stock to our President in exchange services in connection with the planning and organization of our medical discount plan business, valued at $25,000. Beginning on the anniversary of its issuance, i.e., August 31, 2004, the stock will pay a dividend in the amount of $.0075 per share, payable quarterly in arrears. Our board of directors, with Mr. Jarjour abstaining, made a determination that the issuance was reasonable and in the best interests of the company.

Loans from Directors

         In June, 2004 we borrowed various amounts from four of our officers and directors as indicated in the following table. The Promissory Notes evidencing the debts are attached as exhibits to this Annual Report.


===========================================================================================
                           Relationship       Principal Amount   Interest      Earliest
     Name                   to Company            of Note           Rate       Due Date
--------------------- ---------------------- ------------------ ----------- --------------

Charles Tardanico            Director              $35,000           4%      Dec. 31, 2005

James Young                  Officer                  $723           4%      Dec. 31, 2005

Richard Dagg                 Officer                  $304           4%      Dec. 31, 2005

Charles Carafoli             Director             $130,358           4%      Dec. 31, 2005

Antoine Jarjour         Officer / Director         $72,193           4%      Dec. 31, 2005

============================================================================================


Operating Leases

         We rent computer equipment, copiers, and a phone system on a month-to-month basis from an otherwise non-affiliated private company controlled by our president, Antoine Jarjour. We are not obligated for fulfillment of the lease terms, and we have no rights to continued possession or eventual ownership of the equipment. During the period from our inception on March 3, 2003 to June 30, 2003 we paid a total of $37,984 on these leases and during our fiscal year ended June 30, 2004 we paid $55,374. Prior to our entering into the arrangement, our board of directors, with Mr. Jarjour declaring his interest and abstaining from the vote, made a determination that the payment amount was fair and that the transaction was in the best interests of the Company.

Item 13  -  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

         The following exhibits are incorporated into this Form 10-KSB Annual
Report:


          Exhibit No.           Description
     --------------------- ----------------------------------------------------

             2.1           Plan of Reorganization(1)
             3.1           Articles of Incorporation(2)
             3.2           Bylaws**
             10.1          Promissory Note
             10.2          Promissory Note
             10.3          Promissory Note
             10.4          Promissory Note
             10.5          Promissory Note
             10.6          Material Contract
             31.1          Certification of CEO
             31.2          Certification of CFO
             32.1          Certification of CEO
             32.3          Certification of CFO
             99.1          Standard Customer Agreement
     --------------------------------------------------------------------------
     1. previously filed with the Company's Form 8-K for April 10, 2003, Amendment No. 1, filed on EDGAR June 6, 2003 and incorporated herein by reference.
     2. previously filed with the Company's Form 8-K12G3 filed on EDGAR April 10, 2003 and incorporated herein by reference.

     --------------------------------------------------------------------------

Reports on Form 8-K

     We filed the following Current Reports on Form 8-K during the latest quarter covered by this Annual Report:

     Date of Report       Item(s) Reported
     -----------------    ----------------------------------------------------

     April 19, 2004       Item 4 - Change of Certifying Accountants
     April 30, 2004       Amendment to correct April 19 Report

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Our principal accounting firm was Madsen and Associates, CPAs Inc. for the fiscal year ended June 30, 2004. We paid fees to our accountants as indicated in the following table:

                                              Year Ended
                                             June 30, 2004
                                            ---------------

     Audit and Quarterly Review Fees           $    10,325
     Audit-related Fees                                  0
     Tax Fees                                            0
     All Other Fees                                      0
                                            ===============
                       Total Fees              $    10,325

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PERFECT HEALTH CARE CORP.


Dated:  February 2, 2005                   /s/ Antoine Jarjour
                                           ----------------------------------
                                           President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Antoine Jarjour      President, Chief Executive        February 2, 2005
----------------------   Officer, Director



/s/ Roula Jarjour        Secretary                         February 2, 2005
----------------------


/s/ James W. Young       Chief Financial Officer,          February 2, 2005
----------------------   Principal Accounting
                         Officer


/s/ Charles Carafoli     Director                          February 2, 2005
----------------------



/s/ Charles Tardanico    Director                          February 2, 2005
----------------------


/s/ Richard Dagg         Vice President,
----------------------   Marketing and Sales,              February 2, 2005
                         Director