Form 10QSB
period 2004-09-30
PERFECT HEALTH CARE CORP
filed 2005-02-15
CIK 1114931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
            |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 2004

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

     As of January 1, 2005, 23,511,000 shares common stock, $0.001 par value

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

                            PERFECT HEALTH CARE CORP.
                                  Balance Sheet
                                   (Unaudited)



                                                                   September 30,      June 30,
                  Assets                                                 2004            2004
                                                                   -------------   -------------
Current Assets

      Cash and cash equivalents                                     $    15,963     $    27,872
      Accounts receivable, net of allowance for doubtful accounts        34,964          41,343
      Prepaid expenses                                                      999           1,440
                                                                   -------------   -------------

                                              Total Current Assets       51,926          70,655


Property and Equipment

      Office furniture and equipment                                     13,729          13,729
      Vehicles                                                            6,064           6,064
      Leasehold improvements                                              8,611           7,703
      Less - accumulated depreciation                                    (6,390)         (5,486)
                                                                   -------------   -------------

                                        Net Property and Equipment       22,014          22,010

           Total Assets                                             $    73,940     $    92,665
                                                                   =============   =============

           Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

      Accounts payable and accrued liabilities                      $   113,260     $    87,553
      Deferred revenue                                                   41,466          58,043
      Accrued compensation                                               96,950          83,450
      Advances by stockholders and directors                            339,723         273,578
                                                                   -------------   -------------

                                         Total Current Liabilities      591,399         502,624

Stockholders' Equity (Deficit)

      Preferred stock
           $.001 par value; 25,000,000 shares authorized,
           1,600,000 shares issued and outstanding                        1,600           1,600
      Common Stock
           $.001 par value; 200,000,00 shares authorized,
           23,511,000 and 23,066,000 shares issued and
           outstanding at June 30, 2004 and 2003, respectively           23,511          23,511
      Additional Paid-in Capital                                        611,189         611,189
      Less stock subscriptions receivable                                (7,500)         (7,500)
      Retained earnings (deficit)                                    (1,146,259)     (1,038,759)
                                                                   -------------   -------------

           Total Liabilities and Stockholders' Equity (Deficit)        (517,459)       (409,959)
                                                                   -------------   -------------

                               Total Stockholders' Equity (Deficit) $    73,940     $    92,665
                                                                   =============   =============


              See accompanying notes to the financial statements.

                            PERFECT HEALTH CARE CORP.
                            Statements of Operations
                                   (Unaudited)




                                                           September 30,    September 30,
                                                               2004             2003
                                                           -------------    -------------

Revenue from Card Sales                                     $    19,392      $    33,097

Cost of Card Sales                                               15,517           11,267
                                                           -------------    -------------

Gross Profit                                                      3,875           21,830

Expenses
       Selling, general and administrative expense              110,471          250,286
       Depreciation                                                 904            1,130
                                                           -------------    -------------

                                            Total Expenses      111,375          251,416

                                                  Net Loss  $  (107,500)     $  (229,586)
                                                           =============    =============


Net Loss per Common Share                                       $ (0.00)         $ (0.01)
                                                           =============    =============

Weighted Average Common Shares Outstanding                   23,511,000       23,285,330
                                                           =============    =============


              See accompanying notes to the financial statements.

                            PERFECT HEALTH CARE CORP.
                            Statements of Cash Flows
                                   (Unaudited)



                                                                        Sept 30, 2004   Sept 30, 2003
                                                                        -------------   -------------
Operating Activities
    Net Loss                                                             $  (107,500)    $  (229,586)
       Adjustments to reconcile net loss to cash used
          by operating activities:
          Depreciation                                                           904           1,130
          Provision for bad debts                                                  -               -
          Preferred stock issued for services rendered                             -               -
          Changes in operating assets and liabilities
             (Increase) decrease in accounts receivable                        6,379           7,254
             (Increase) decrease in prepaid expenses                             441           3,536
             Increase (decrease) in accounts payable
               & accrued liabilities                                          25,707          (1,316)
             Increase (decrease) in accrued compensation                      13,500          27,250
             Increase (decrease) in advance by stockholders/directors         (6,855)          8,951
             Increase (decrease) in deferred revenue                         (16,577)        (14,315)
                                                                        -------------   -------------
                                    Cash used by Operating Activities        (84,001)       (197,096)

Investing Activities
    Purchase of property and equipment                                          (908)         (2,062)
                                                                        -------------   -------------

                                   Net cash from Investing Activities           (908)         (2,062)

Cash Flows from Financing Activities
       Proceeds from sales of common stock                                         -               -
       Payments of stock subscriptions, net                                        -          65,000
       Advances by stockholders/directors                                     73,000               -
                                                                        -------------   -------------

                                   Net cash from Financing Activities         73,000          65,000
                                                                        -------------   -------------

Net increase (decrease) in cash                                              (11,909)       (134,158)

Cash at beginning of period                                                   27,872         246,516
                                                                        -------------   -------------

Cash at end of period                                                    $    15,963     $   112,358
                                                                        =============   =============

Cash paid for income taxes                                               $         -     $         -
                                                                        =============   =============

Cash paid for interest                                                   $         -     $         -
                                                                        =============   =============



              See accompanying notes to the financial statements.

                            PERFECT HEALTH CARE CORP.
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2004


A.  BASIS OF PRESENTATION

The Interim financial statements of Perfect Health Care Corp. (the Company) for the three months ended September 30, 2004 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of operations and cash flows for the three months ended September 30, 2004.

The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results for a full year period.


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



ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with our un audited financial statements for the three month period ended September 30, 2004.

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

Results Of Operations For the Three Months Ended September 30, 2004 vs. 2003

     Since our inception, we have funded our activities primarily by issuing stock and borrowing. Although we will continue periodically to seek external sources of funds, there can be no assurance that we will be able to raise sufficient capital to fund our operations. If we do raise equity capital, depending on the number of shares issued and the issue price of the shares, current shareholders' interests may be diluted.

     During the fiscal year ended June 30, 2004, our first full fiscal year of operation, we raised $29,000 from sales of equity stock, and received $190,000 in advances from officers and directors. The stock sales were sales of our $.001 par value common stock made without registration under the Securities Act of 1933 (the "Act"), pursuant to a private placement under Regulation D of the Act. During the quarter ended September 30, 2004 we received and additional $73,000 in advances from officers and directors.

     For the quarter ended September 30, 2004 we had revenues of $19,392 versus $33,097 for the same period in 2003. Expenses for the period were $111,375 vs. $251,416, which included accrued executive compensation of $13,500 and $27,250, respectively. The reductions in both revenues and expenses are attributable to a scaling back of our administrative staff and direct marketing activities somewhat as we focus on establishing and further developing reseller arrangements with established marketing organizations.

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


Liquidity and Capital Resources

     At September 30, 2004 we had cash and cash equivalents of $15,963, and accounts receivable (net of doubtful accounts) of $34,964. We have reduced our administrative expenses compared to the prior year, but at our present levels of revenues and expenses we expect our available funds to support our operations for only about three months into the future. In the past year we have met our expenses in part through advances from certain directors and executive officers, but the individuals are not obligated to continue to make such advances. We have no lines of credit or other sources of cash, and expect to find it necessary to raise additional capital before during the next twelve months, probably through a private sale of our common stock. We expect revenues from our UIS/Quixtar remarketing agreement to continue to increase, although not to a level sufficient to cover our expenses for the foreseeable future.


ITEM 3  -  CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

     No change in the Company's internal control over financial reporting (as defined in Rule 14-15f) of the Securities Exchange Act of 1934, as amended) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

       Exhibit No.                 Description
     ----------------          -------------------------------------------

          31.1                 Certification of CEO / CFO (Section 302)
          32.1                 Certification of CEO / CFO (Section 302)




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PERFECT HEALTH CARE CORP.


February 15, 2005                    /s/ Antoine Jarjour
                                     -----------------------------------------
                                     President, Acting Chief Financial Officer