Form 10QSB
period 2004-12-31
PERFECT HEALTH CARE CORP
filed 2005-02-18
CIK 1114931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
            |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended December 31, 2004

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

                            PERFECT HEALTH CARE CORP.
                                  Balance Sheet
                                   (Unaudited)

           Assets
                                                        December 31,     June 30,
                                                            2004           2004
                                                        --------------------------
Current Assets

      Cash and cash equivalents                              $ 1,790     $ 27,872
      Accounts receivable, net of allowance
           for doubtful accounts                              20,116       41,343
      Prepaid expenses                                           999        1,440
                                                        -------------  -----------
                            Total Current Assets              22,905       70,655


Property and Equipment

      Office furniture and equipment                          14,229       13,729
      Vehicles                                                 6,064        6,064
      Leasehold improvements                                   8,611        7,703
      Less - accumulated depreciation                         (7,294)      (5,486)
                                                        -------------  -----------
                      Net Property and Equipment              21,610       22,010

           Total Assets                                     $ 44,515     $ 92,665
                                                        =============  ===========

      Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

      Accounts payable and accrued liabilities             $ 127,780     $ 87,553
      Deferred revenue                                        41,466       58,043
      Accrued compensation                                   110,450       83,450
      Advances by stockholders and directors                 372,723      273,578
                                                        -------------  -----------
                       Total Current Liabilities             652,419      502,624

Stockholders' Equity (Deficit)

      Preferred stock
           $.001 par value; 25,000,000
              shares authorized, 1,600,000
              shares issued and outstanding                    1,600        1,600
      Common Stock
           $.001 par value; 200,000,00
              shares authorized, 23,511,000 and
              23,066,000 shares issued and outstanding
              at June 30, 2004 and 2003, respectively         23,511       23,511
      Additional Paid-in Capital                             611,189      611,189
      Less stock subscriptions receivable                     (7,500)      (7,500)
      Retained earnings (deficit)                         (1,236,704)  (1,038,759)
                                                        -------------  -----------
Total Liabilities and Stockholders' Equity (Deficit)        (607,904)    (409,959)
                                                        -------------  -----------
                Total Stockholders' Equity (Deficit)        $ 44,515     $ 92,665
                                                        =============  ===========


              See accompanying notes to the financial statements.

                            PERFECT HEALTH CARE CORP.
                            Statements of Operations
                                   (Unaudited)


                                                  Three months      Three months     Six months     Six months
                                                      ended             ended           ended         ended
                                                  Dec 31, 2004      Dec 31, 2003    Dec 31, 2004   Dec 31, 2003
                                               ----------------- ----------------  -------------- ---------------

Revenue from Card Sales                                $ 10,040         $ 13,460        $ 29,432        $ 46,557

Cost of Card Sales                                        6,800           15,262          22,317          26,529
                                               ----------------- ---------------- --------------- ---------------

Gross Profit                                              3,240           (1,802)          7,115          20,028

Expenses
   Selling, general and administrative expense           92,781          262,148         203,252         512,434
   Depreciation                                             904            1,130           1,808           2,260
                                               ----------------- ---------------- --------------- ---------------

                                Total Expenses           93,685          263,278         205,060         514,694

                                      Net Loss        $ (90,445)      $ (265,080)     $ (197,945)     $ (494,666)
                                               ================= ================ =============== ===============


Net Loss per Common Share                               $ (0.00)         $ (0.01)        $ (0.01)        $ (0.02)
                                               ================= ================ =============== ===============

Weighted Average Common Shares Outstanding           23,511,000       23,312,749      23,511,000      23,340,167
                                               ================= ================ =============== ===============



              See accompanying notes to the financial statements.

                            PERFECT HEALTH CARE CORP.
                            Statements of Cash Flows
                                   (Unaudited)




                                                           Three months      Three months     Six months     Six months
                                                               ended             ended           ended         ended
                                                           Dec 31, 2004      Dec 31, 2003    Dec 31, 2004   Dec 31, 2003
                                                        ----------------- ----------------  -------------- ---------------
Operating Activities
    Net Loss                                                   $ (90,445)      $ (265,080)      $ (197,945)    $ (494,666)
      Adjustments to reconcile net loss to cash used
         by operating activities:
         Depreciation                                                904            1,130            1,808          2,260
         Provision for bad debts                                       -                -                -              -
         Preferred stock issued for services rendered                  -                -                -              -
         Changes in operating assets and liabilities
           (Increase) decrease in accounts receivable             14,848           (7,758)          21,227           (504)
           (Increase) decrease in prepaid expenses                     -              920              441          4,456
           Increase (decrease) in accounts payable
              & accrued liabilities                               14,520          105,760           40,227        104,444
           Increase (decrease) in accrued compensation            13,500           29,265           27,000         56,875
           Increase (decrease) in advance by
              stockholders/directors                                   -            8,470           (6,855)        17,061
           Increase (decrease) in deferred revenue                     -            5,568          (16,577)        (8,747)
                                                          ---------------   --------------   --------------  -------------
                       Cash used by Operating Activities         (46,673)        (121,725)        (130,674)      (318,821)

Investing Activities
    Purchase of property and equipment                              (500)               -           (1,408)        (2,062)
                                                          ---------------   --------------   --------------  -------------

                      Net cash from Investing Activities            (500)               -           (1,408)        (2,062)

Cash Flows from Financing Activities
      Proceeds from sales of common stock                              -                -                -              -
      Payments of stock subscriptions, net                             -                -                -         65,000
      Advances by stockholders/directors                          33,000           10,000          106,000         10,000
                                                          ---------------   --------------   --------------  -------------

                      Net cash from Financing Activities          33,000           10,000          106,000         75,000
                                                          ---------------   --------------   --------------  -------------

Net increase (decrease) in cash                                  (14,173)        (111,725)         (26,082)      (245,883)

Cash at beginning of period                                       15,963          112,358           27,872        246,516
                                                          ---------------   --------------   --------------  -------------

Cash at end of period                                            $ 1,790            $ 633          $ 1,790          $ 633
                                                          ===============   ==============   ==============  =============


Cash paid for income taxes                                           $ -              $ -              $ -            $ -
                                                          ===============   ==============   ==============  =============

Cash paid for interest                                               $ -              $ -              $ -            $ -
                                                          ===============   ==============   ==============  =============


              See accompanying notes to the financial statements.

                            PERFECT HEALTH CARE CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


A.  BASIS OF PRESENTATION

The Interim financial statements of Perfect Health Care Corp. (the Company) for the three and six months ended December 31, 2004 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of December 31, 2004 and the results of operations and cash flows for the three and six months ended December 31, 2004.

The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results for a full year period.



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

         The following discussion and analysis should be read in conjunction with our un audited financial statements for the six month period ended December 31, 2004.

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

Results Of Operations For the Six Months Ended December 31, 2004 vs. 2003

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

         For the quarter ended December 30, 2004 we had revenues of $10,040 versus $13,460 for the same period in 2003. Expenses for the period were $93,685 vs. $263,278, which included accrued executive compensation of $13,500 and $27,250, respectively. The reductions in both revenues and expenses are attributable to a scaling back of our administrative staff and direct marketing activities somewhat as we focus on establishing and further developing reseller arrangements with established marketing organizations.

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


Liquidity and Capital Resources

         At December 31, 2004 we had cash and cash equivalents of $1,790 and accounts receivable (net of allowance for doubtful accounts) of $20,116. We have reduced our administrative expenses compared to the prior year, but at our present levels of revenues and expenses we expect our available funds to support our operations for only about three months into the future. In the past year we have met our expenses in part through advances from certain directors and executive officers, but the individuals are not obligated to continue to make such advances. We have no lines of credit or other sources of cash, and expect to find it necessary to raise additional capital before during the next twelve months, probably through a private sale of our common stock. We expect revenues from our UIS/Quixtar remarketing agreement to continue to increase, although not to a level sufficient to cover our expenses for the foreseeable future.


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


                           PART II - OTHER INFORMATION


Item 2  -  Changes in Securities

None

Item 6  -  Exhibits and Reports on Form 8-K


Exhibits

       Exhibit No.                Description
     ----------------      ------------------------------------------------

          31.1             Certification of CEO / CFO (Section 302)
          32.1             Certification of CEO / CFO (Section 302)




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PERFECT HEALTH CARE CORP.


February 18, 2005                    /s/ Antoine Jarjour
                                     ------------------------------------------
                                     President, Chief Executive Officer