Form 10QSB
period 2005-03-31
PERFECT HEALTH CARE CORP
filed 2005-06-17
CIK 1114931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)

OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number  000-30697

PERFECT HEALTH CARE CORP.

 (Exact name of small business as specified in its charter)

        NEVADA

                                            48-1302159

(State or other jurisdiction of incorporation or organization)

                                        (IRS Employer Identification No.)

4017 Colby Avenue, Everett, Washington 98201

 (Address of principal executive offices)

(425) 258-4222

(Issuer's telephone number)

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

As of March 31, 2005, 23,511,000 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]    No  |X|

PART 1 - FINANCIAL INFORMATION

Item 1  -  Financial Statements

In the opinion of management, the accompanying un-audited financial statements included in this Form 10-QSB reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

PERFECT HEALTH CARE, INC.

Balance sheet

(Unaudited)

Assets
	March 31, 2005	June 30, 2004
Current Assets
Cash and cash equivalents	$ 4,956	$ 27,872
Accounts receivable, net of allowance for doubtful accounts	9,798	41,343
Prepaid expenses	1,615	1,440
Total Current Assets	16,369	70,655
Property and Equipment
Office furniture and equipment	14,229	13,729
Vehicles	6,064	6,064
Leasehold improvements	8,611	7,703
Less - accumulated depreciation	(8,198)	(5,486)
Net Property and Equipment	20,706	22,010
Total Assets	$ 37,075	$ 92,665

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 133,043	$ 87,553
Deferred revenue	31,114	58,043
Accrued compensation	120,950	83,450
Advances by stockholders and directors	407,723	273,578
Total Current Liabilities	692,830	502,624
Stockholders' Equity (Deficit)
Preferred stock
$.001 par value; 25,000,000 shares authorized,
1,600,000 shares issued and outstanding	1,600	1,600
Common Stock
$.001 par value; 200,000,00 shares authorized, 23,511,000
and 23,066,000 shares issued and outstanding at
March 31, 2005 and June 30, 2004, respectively	23,511	23,511
Additional Paid-in Capital	611,189	611,189
Less stock subscriptions receivable	(7,500)	(7,500)
Retained earnings (deficit)	(1,284,555)	(1,038,759)
Total Liabilities and Stockholders' Equity (Deficit)	(655,755)	(409,959)
Total Stockholders' Equity (Deficit)	$ 37,075	$ 92,665

The accompanying notes are an integral part of the financial statements.

PERFECT HEALTH CARE, INC.

Statement of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Revenue from Card Sales	$ 10,898	$ 17,516	$ 40,330	$ 64,073

Cost of Card Sales	10,286	17,278	32,602	43,807

Gross Profit	612	238	7,728	20,266

Expenses
Selling, general and administrative expense	47,559	109,467	250,811	621,901
Depreciation	904	1,130	2,712	3,390

Total Expenses	48,463	110,597	253,523	625,291

Net Loss	$ (47,851)	$ (110,359)	$ (245,795)	$ (605,025)

Net Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.02)

Weighted Average Common Shares Outstanding	23,511,000	23,511,000	23,511,000	23,511,000

The accompanying notes are an integral part of the financial statements.

PERFECT HEALTH CARE, INC.

Statement of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Operating Activities
Net Loss	$ (47,851)	$ (110,359)	$ (245,796)	$ (605,025)
Adjustments to reconcile net loss to cash used
by operating activities:
Depreciation	904	1,130	2,712	3,390
Provision for bad debts	-	-	-	-
Preferred stock issued for services rendered	-	-	-	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	10,318	(3,346)	31,545	(3,850)
(Increase) decrease in prepaid expenses	(616)	780	(175)	5,236
Increase (decrease) in accounts payable & accrued liabilities	5,263	(13,707)	45,490	90,737
Increase (decrease) in accrued compensation	10,500	4,075	37,500	60,950
Increase (decrease) in advance by stockholders/directors	-	33,229	(6,855)	50,290
Increase decrease) in deferred revenue	(10,352)	372	(26,929)	(8,375)
Cash used by Operating Activities	(31,834)	(87,826)	(162,508)	(406,647)

Investing Activities
Purchase of property and equipment	-	-	(1,408)	(2,062)

Net cash from Investing Activities	-	-	(1,408)	(2,062)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	29,000	-	29,000
Payments of stock subscriptions, net	-	-	-	65,000
Advances by stockholders/directors	35,000	60,000	141,000	70,000

Net cash from Financing Activities	35,000	89,000	141,000	164,000

Net increase (decrease) in cash	3,166	1,174	(22,916)	(244,709)

Cash at beginning of period	1,790	633	27,872	246,516

Cash at end of period	$ 4,956	$ 1,807	$ 4,956	$ 1,807

Cash paid for income taxes	$ -	$ -	$ -	$ -

Cash paid for interest	$ -	$ -	$ -	$ -

Non cash flows from operating activities

The accompanying notes are an integral part of the financial statements.

PERFECT HEALTH CARE CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

A.  BASIS OF PRESENTATION

The Interim financial statements of Perfect Health Care Corp. (the Company) for the three and nine months ended March 31, 2005 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2005 and the results of operations and cash flows for the three and nine months ended March 31, 2005.

The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results for a full year period.

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

Loss Per Share

Loss per share is based on the weighted average number of shares outstanding during the period.  The Company adopted SFAS No. 128, “Earnings Per Share.”

Income Taxes

The Company has adopted SFAS No. 109 “Accounting for Income Taxes”.  The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are considered.

Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses have been fully reserved and no net tax benefit has been recorded in these financial statements.

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

         The following discussion and analysis should be read in conjunction with our un audited financial statements for the nine month period ended March 31, 2005.

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

Results Of Operations For the Nine Months Ended March 31, 2005 vs. March 31, 2004

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

For the quarter ended March 31, 20054 we had revenues of $10,898 versus $40,330 for the same period in 2004. Expenses for the period were $48,4635 vs. $253,523. The reductions in both revenues and expenses are attributable to a scaling back of our administrative staff and direct marketing activities somewhat as we focus on establishing and further developing reseller arrangements with established marketing organizations.

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

Liquidity and Capital Resources

         At March 31, 2005 we had cash and cash equivalents of $4,956 and accounts receivable (net of allowance for doubtful accounts) of $9,798. We have reduced our administrative expenses compared to the prior quarters, but at our present levels of revenues and expenses we expect our available funds to support our operations for only about three months into the future. In the past year we have met our expenses in part through advances from certain directors and executive officers, but the individuals are not obligated to continue to make such advances. We have no lines of credit or other sources of cash, and expect to find it necessary to raise additional capital before during the next twelve months, probably through a private sale of our common stock. We expect revenues from our UIS/Quixtar remarketing agreement to continue to increase, although not to a level sufficient to cover our expenses for the foreseeable future.

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

 PERFECT HEALTH CARE CORP.

June 17, 2005                    /s/ Antoine Jarjour

                                     President, Chief Executive Officer